Form 10-Q
period 1994-01-15
RINI REGO SUPERMARKETS INC
filed 1994-02-28
CIK 37180

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C.  20549

                               FORM 10-Q


     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended January 15, 1994

                                  or

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from

                      Commission File No. 1-6068


                     RINI-REGO SUPERMARKETS, INC.
        (Exact name of Registrant as specified in its charter)


               Delaware                            34-0222970
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)            Identification No.)


           5300 Richmond Road, Bedford Heights, Ohio  44146
               (Address of principal executive offices)


  Registrant's telephone number, including area code:  (216) 292-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                              Outstanding at
                                             February 18, 1994

     Common Stock, $.01 Par Value               3,536,540
PAGE

                                     Sequential Page 2 of 12
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
               RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (In thousands of dollars)
                                                  January 15,   July 3,
                                                     1994        1993
                    ASSETS                        ----------  ----------
                                                  (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                    $   3,422   $   4,394
     Trade accounts receivable, net                  34,884      36,039
     Inventories                                     79,926      72,482
     Deferred income taxes                            6,778         -
     Prepaid expenses                                 5,780       4,607
                                                  ----------  ----------
                                                    130,790     117,522
PROPERTY, EQUIPMENT AND CAPITAL LEASES              169,649     157,043
     Less-Allowances for depreciation, amorti-
     zation and loss on disposal of fixed assets     62,086      55,965
                                                  ----------  ----------
                                                    107,563     101,078
OTHER ASSETS                                         16,996      14,829
                                                  ----------  ----------
TOTAL ASSETS                                      $ 255,349   $ 233,429
                                                  ==========  ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                             $  45,352   $  47,188
     Accrued liabilities                             32,284      31,172
     Current portion of long-term liabilities        15,853      15,427
                                                  ----------  ----------
                                                     93,489      93,787
LONG-TERM LIABILITIES:
     Debt                                            67,074      56,318
     Capital lease obligations                       11,084      10,591
     Self insurance reserves                         10,088       9,053

OTHER LIABILITIES                                     5,961       6,349
DEFERRED INCOME TAXES                                   -           952

SHAREHOLDERS' EQUITY:
     Preferred Stock--18,044 shares                   1,804       1,804
     Class A Common Stock--7,125,288 shares              71          71
     Class B Common Stock--955,613 shares                10          10
     Paid-in capital                                 35,546      35,546
     Retained earnings                               30,222      18,948
                                                  ----------  ----------
                                                     67,653      56,379
                                                  ----------  ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 255,349   $ 233,429
                                                  ==========  ==========
     The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these consolidated balance sheets.

PAGE

                                     Sequential Page 3 of 12

               RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        (In thousands of dollars, except share and per share data)
                                (unaudited)



                                28 Weeks Ended         12 Weeks Ended
                              Jan. 15,    Jan. 9,    Jan. 15,    Jan. 9,
                                1994       1993        1994       1993
                             ---------- ----------  ---------- ----------
NET SALES                    $ 598,738  $ 594,406   $ 270,765  $ 263,626
COST OF GOODS SOLD             484,347    478,386     219,435    212,648
                             ---------- ----------  ---------- ----------
  Gross profit                 114,391    116,020      51,330     50,978

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSE       103,400    106,001      45,755     46,253
RESTRUCTURING CHARGE               -        5,000         -        5,000
                             ---------- ----------  ---------- ----------
  Operating profit (loss)       10,991      5,019       5,575       (275)

INTEREST EXPENSE, NET            3,611      3,292       1,631      1,432
                             ---------- ----------  ---------- ----------
INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE AND INCOME
  TAXES                          7,380      1,727       3,944     (1,707)

PROVISION (CREDIT) FOR
  INCOME TAXES                   2,900        700       1,550       (700)
                             ---------- ----------  ---------- ----------
INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                      4,480      1,027       2,394     (1,007)

CUMULATIVE EFFECT TO
  JULY 4, 1993 OF CHANGE IN
  INCOME TAX ACCOUNTING          6,866        -           -          -
                             ---------- ----------  ---------- ----------
NET INCOME (LOSS)               11,346      1,027       2,394     (1,007)
LESS PREFERRED STOCK
  DIVIDENDS                         72         72          36         36
                             ---------- ----------  ---------- ----------
NET INCOME (LOSS) APPLICABLE
  TO COMMON SHARES           $  11,274  $     955   $   2,358  $  (1,043)
                             ========== ==========  ========== ==========

PAGE

                                     Sequential Page 4 of 12



                                28 Weeks Ended         12 Weeks Ended
                              Jan. 15,    Jan. 9,    Jan. 15,    Jan. 9,
                                1994       1993        1994       1993
                             ---------- ----------  ---------- ----------
PER SHARE DATA:
  NET INCOME (LOSS) PER
    COMMON SHARE BEFORE
    CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING
    PRINCIPLE                $     .54  $     .12   $     .29  $    (.13)

  CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING
    PRINCIPLE                      .85        -           -          -
                             ---------- ----------  ---------- ----------
  NET INCOME (LOSS) PER
    COMMON SHARE             $    1.39  $     .12   $     .29  $    (.13)
                             ========== ==========  ========== ==========

  DIVIDENDS PER COMMON SHARE       -          -           -          -
                             ========== ==========  ========== ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING  8,080,901  8,080,901   8,080,901  8,080,901
                             ========== ==========  ========== ==========
     The accompanying Notes to Consolidated Condensed Financial
  Statements are an integral part of these consolidated statements.

PAGE

                                     Sequential Page 5 of 12

               RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (unaudited)
                                 28 Weeks Ended          12 Weeks Ended
                               Jan. 15,    Jan. 9,     Jan. 15,    Jan. 9,
                                 1994       1993        1994        1993
                              ---------   ---------   ---------   ---------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income (loss)         $ 11,346    $  1,027    $  2,394    $ (1,007)
    Adjustments to reconcile
      net income (loss) to net
      cash provided by
      operating activities:
        Depreciation & Amort.    7,753       7,041       3,257       3,347
        Cumulative effect of
          change in accounting
          principle             (6,866)        -           -           -
        Changes in assets
          and liabilities      (10,142)      2,158      (1,006)     14,747
                              ---------   ---------   ---------   ---------
 Cash provided by operating
  activities                     2,091      10,226       4,645      17,087
                              ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Purchases of fixed assets  (15,054)    (13,566)     (4,745)     (6,008)
    Proceeds from sale of
      fixed assets                 455         411          29         -
                              ---------   ---------   ---------   ---------
 Cash used for investing
  activities                   (14,599)    (13,155)     (4,716)     (6,008)
                              ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Borrowings under revolving
      credit facility          422,040     320,629     233,029     126,750
    Repayments of revolving
      credit facility         (410,230)   (312,708)   (231,388)   (134,771)
    Reduction of long-term
      debt, net                   (981)     (3,764)     (2,638)     (2,197)
    Additions to (reduction of)
      capital lease obligations    779        (665)      1,283        (284)
    Preferred stock dividends      (72)        (72)        (36)        (36)
                              ---------   ---------   ---------   ---------
 Cash provided by (used for)
  financing activities          11,536       3,420         250     (10,538)
                              ---------   ---------   ---------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS       (972)        491         179         541
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD            4,394       3,377       3,243       3,327
                              ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD               $  3,422    $  3,868    $  3,422    $  3,868
                              =========   =========   =========   =========
SUPPLEMENTAL DATA:
  Interest Paid               $  3,911    $  4,223    $  2,347    $  2,090
                              =========   =========   =========   =========
  Taxes Paid                  $  2,692    $  2,267    $    751    $  1,200
                              =========   =========   =========   =========

     The accompanying Notes to Consolidated condensed Financial
   Statements are an integral part of these consolidated statements.

PAGE

                                     Sequential Page 6 of 12

               RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JANUARY 15, 1994

(1)  Basis of Presentation:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for the twelve and twenty-eight weeks ended January 15, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending July 2, 1994. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary for a fair statement of the financial position at the dates indicated and of the results of operations for the interim periods presented.

     The consolidated financial statements include the accounts of Rini-Rego
Supermarkets, Inc. and its subsidiaries ("RRS" or the "Company").  The
Company is a wholly owned subsidiary of Riser Foods, Inc. ("Riser"). All material intercompany accounts and transactions have been eliminated. The accompanying financial statements of the Company are presented on the "push down accounting" basis, for financial reporting purposes only, with the equity section of the accompanying balance sheet reflecting the equity of Riser. The separate financial statements of the Company would reflect the following shareholders' equity amounts (in thousands):

                                        January 15,       July 3,
                                           1994            1993
                                        -----------     -----------
          Preferred stock               $    1,811      $    1,811
          Common stock                       1,403           1,403
          Paid-in capital                   22,714          22,714
          Retained earnings                 40,251          28,977
                                        -----------     -----------
                                        $   66,179      $   54,905
                                        ===========     ===========
(2)  Debt:

     In fiscal 1993, the Company renegotiated its bank credit facilities (the
Facilities). The Facilities provide for revolving lines of credit, letters of credit and a term loan up to an aggregate of $75 million. Borrowings under the revolving lines of credit are due in June 1996 but may be extended to June 1998 upon consent of the banks. Borrowings under the lines of credit and term loan accrue interest at .5% over the Bank's Prime Interest Rate and is paid monthly. Available unused borrowing capacity under these Facilities at January 15, 1994 was approximately $15.1 million.

(3)  Employee Stock Option Plan:

     On July 28, 1992 the Company granted options to several key employees to purchase 184,700 shares of Class A Common Stock (the 1992 Options) under the
Company's Stock Incentive Plan for Key Employees.  The exercise price of the
1992 Options is $7.31 per share of Class A Common Stock which approximated the fair market value at the date of grant. The 1992 Options will not become exercisable until July 28, 1994 (except in certain limited circumstances) and PAGE

                                     Sequential Page 7 of 12

will expire on July 28, 2002 if not exercised. The 1992 Options are non-qualified options for Federal Income Tax purposes.

(4)  Restructuring Charge:

     In January 1993, the Company announced plans to close its five remaining
Carl's stores in the Akron-Canton area along with a former Carl's location in Bedford, Ohio. The Company also declined to renew its lease on a Food Centre location in Brunswick, Ohio. These closings were the result of the Company's decision to focus efforts on its core store format, Rini-Rego Stop-N-Shop.
The Company provided a $5 million restructuring charge during the second quarter of fiscal 1993 as a result of these closings. This charge was comprised of estimated costs associated with the closing of these stores which included anticipated losses on disposal of assets, employee severance payments and other benefits for terminated employees, estimated withdrawal liabilities for multi-employer pension plans, and future lease payments net of estimated sublease income.

(5)  Change in Accounting Principles - Accounting for Income Taxes:

     During the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
(SFAS No. 109). This Statement requires that the liability method of accounting for income taxes be used rather than the deferred method previously used. The Company elected not to restate prior years' financial statements. The cumulative effect of this accounting change was to increase first quarter earnings by $6,866,000 or $.85 per share. The cumulative effect is principally the result of benefiting the expected utilization of net operating loss carryforwards and the adjustment of deferred tax balances to reflect changes in statutory rates.

     Significant components of the Company's net deferred tax asset as of July 3, 1993, after giving effect to SFAS No. 109, are as follows (in thousands):

         DEFERRED TAX LIABILITIES:
             Property                          $ (5,459)
             State and local taxes other
               than income                         (402)
             Other                                   (9)
                                               ---------
                                                 (5,870)

         DEFERRED TAX ASSETS:
             Reserve for uncollectible
               accounts                           1,440
             Closed facilities reserves           2,303
             Self insurance reserves              4,688
             Employees' retirement benefits       1,123
             Accruals not currently deductible    2,085
             Net operating loss carryforwards     8,409
             Other                                  814
                                               ---------
                                                 20,862
         VALUATION ALLOWANCE                     (4,648)
                                               ---------
         NET DEFERRED TAX ASSET                $ 10,344
                                               =========
PAGE

                                     Sequential Page 8 of 12
     The Company has tax net operating loss carryforwards (NOL) totaling
$24,733,000 which expire as follows (in thousands):

                         Year                 NOL
                         2000              $ 2,486
                         2001               16,859
                         2002                5,388
                                           --------
                                           $24,733
                                           ========

SFAS No. 109 requires that the tax benefit of such NOL be recorded as an asset to the extent the Company assesses the utilization of such NOL to be "more likely than not". Based upon the Company's history of prior earnings, expectation for future earnings and tax regulations which limit the annual amount of NOL available for deduction, the Company does not believe the entire amount of NOL will be utilized before they expire. As such, a valuation reserve of $4,648,000 has been established for that portion of the NOL which the Company does not believe it will benefit prior to their expiration.

     The Company's Statements of Operations for the twelve and twenty-eight weeks ended January 15, 1994 and January 9, 1993 reflect net income tax provisions at the various statutory income tax rates to which the Company is subject. There were no significant differences in financial reporting and tax income.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations

Results of Operations

     The Company's net sales for the second quarter of fiscal 1994 increased
2.71% between years. Net sales for the twenty-eight weeks ended January 15, 1994 increased .73%. These sales increases reflect the Company's continuing change in mix of its sales. This change in mix is the result of increased wholesale sales and declining retail sales. Wholesale sales growth has been favorably impacted by new customers and the acquisition of a new Health and Beauty Care/General Merchandise (HBC/GM) distribution facility. Retail sales declines are the result of fewer retail units, increased competition, deflation in some food products and the general economic environment.

     Wholesale sales for the second quarter of fiscal 1994 increased 17.84% over the same period last year. For the twenty-eight weeks ended January 15, 1994, wholesale sales have risen 14.28%. Sales to existing wholesale customers also have been impacted by the same economic pressures facing the Company's retail stores. The Company has been able to more than offset sales declines in certain of its wholesale customers through the acquisition of new customers and expanded distribution opportunities. During the first quarter of fiscal 1994, the Company completed the full cycling of new customers acquired as a result of a competitor's bankruptcy.

     The Company is continuing to seek new customers, many of whom are outside existing distribution channels, in an effort to expand its distribution territory. The Company's wholesale customers are primarily located in northeast Ohio and western Pennsylvania. Additionally, the Company seeks to increase sales penetration to existing customers by increasing perishable and HBC/GM penetration.
PAGE

                                     Sequential Page 9 of 12
     The Company acquired the warehouse facility and certain inventory and equipment of its previous HBC/GM supplier during the first quarter of fiscal
1994. This supplier had earlier sought protection from creditors with a Chapter 11 bankruptcy filing. The Company used these assets to begin operations of its own HBC/GM distribution facility. This new facility services existing wholesale customers as well as a new mass merchandising chain.

     Sales in Company-operated retail stores declined 8.95% between years during the second quarter of fiscal 1994. Year-to-date retail sales have fallen 9.55% over the same period last year. Sales in retail stores operating the same weeks in both years declined .80% during the second quarter and 1.29% year-to-date. This decline in sales is primarily attributed to the closing of 8 company-operated retail stores between years.

     Although somewhat less than previous quarters, this continues a trend of declining sales from previous quarters. Sales declines in Company-operated retail stores are attributed to increased competition, particularly non-union and non-traditional grocery retailers. Also negatively impacting the retail sales trend is deflation in certain food products and the overall economic climate of the Company's retail market, northeast Ohio.

     The Company is continuing a process of retail restructuring which began in fiscal 1993 with the closing of seven non Rini-Rego locations. Rini-Rego is the Company's core-store format which it will continue to focus on in coming years. The Company opened one new store during the first quarter of fiscal 1994 which replaced an older location and completed the remodelling of another. The Company has two major remodelling projects in progress which will be completed during the third quarter of fiscal 1994.

     Company programs to remodel and remerchandise existing retail locations to combat retail sales declines are continuing. The Company has realized sales gains in past remodelling projects which have been more than offset by sales declines attributed to the overall economic climate and increased competition. The Company will continue to evaluate each retail location and seek to have each Company-operated location meet the specific needs of its community. To meet these needs, the Company may consolidate retail locations in future periods, for example replacing two smaller 30,000 square foot stores with a larger 60,000 square foot store.

     Gross margin as a percentage of sales declined between years during both the second quarter (from 19.3% to 19.0%) and year-to-date (from 19.5% to 19.1%). These decreases in gross margin percentage reflect the shift in sales to wholesale customers which carry a lower gross margin percentage than sales in Company-operated retail stores. In the prior year, Company-operated retail stores accounted for 56.5% of Company sales in the second quarter and 56.9% year-to-date. During the second quarter and year-to-date in fiscal
1994, these percentages fell to 50.1% and 51.1%, respectively.

     The Company has been able to maintain both retail and wholesale gross margin percentages between years despite the current economic environment through remerchandising Company-operated retail locations and improved buying opportunities resulting from its increased wholesale customer base. The
Company also lowered its provision for Last-In, First-Out (LIFO) inventories from $745,000 during the second quarter last year to $462,000 this year.
Year-to-date, the Company's provision for LIFO was reduced from $1.7 million last year to $1.1 million in the current fiscal year. This lower provision reflects the current lack of inflationary pressures and the lowering of certain LIFO inventory levels.
PAGE

                                     Sequential Page 10 of 12
     Selling, general and administrative (S,G & A) expenses, as a percentage of sales, also declined between years during both the second quarter (from
17.5% to 16.9%) and year-to-date (from 17.8% to 17.3%).  These decreases again reflect the shift in sales to wholesale customers. Although having lower margins, these sales require lower S,G & A expenses. Additionally, Company-operated retail locations which were closed between years operated at high S,G & A percentages and their disposition benefited the Company's overall S,G & A percentage.

     The restructuring charge during the second quarter of fiscal 1993 related to the Company's decision to close its five remaining Carl's stores in the Akron-Canton area along with a former Carl's location in Bedford, Ohio. The Company also declined to renew its lease on a Food Centre location in Brunswick, Ohio. The Company provided $5 million for expenses associated with this restructuring. See Note (4) of the Notes to Consolidated Condensed
Financial Statements for a further discussion.

     Interest expense increased $199,000 between years during the second quarter and has increased $319,000 year-to-date. This increase is due to increased borrowings under the Company's bank credit facility needed to fund the Company's increased working capital and capital expenditure requirements.
Additionally, the Company acquired the HBC/GM facility subject to a mortgage which also increased the Company debt level. These increases more than offset declines in the Company's average interest rate under its bank credit facility which fell from 6.64% in the prior year to 6.50% this year. This rate decrease reflects an earned interest rate reduction from the prior year.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
No. 109). This statement requires that the liability method of accounting for income taxes be used rather than the deferred method previously used.
The Company adopted the provisions of SFAS No. 109 during the first quarter of fiscal 1994. The Company elected not to restate prior years' financial statements and recorded the cumulative effect of the accounting change. As a result, the Company has recorded a one-time income item of $6.9 million to reflect the cumulative effect of the change in accounting for income taxes.
See Note (5) of the Notes to Consolidated Condensed Financial Statements for a further discussion.

     The Company provided income taxes at an effective rate of 39% in fiscal
1994 compared to 40.5% in fiscal 1993. Taxes were provided at the various statutory income tax rates to which the Company is subject.

Liquidity and Sources of Capital:

     The Company's primary source of capital has historically come from internally generated funds. Greater working capital requirements associated with the HBC/GM acquisition and higher levels of capital expenditures have increased the Company's utilization of its bank credit facility during the first half of 1994.

     Operating activities provided $2.1 million of cash compared to $10.2 million in the prior year. The decrease between years is primarily attributed to the above mentioned HBC/GM acquisition, increased customer financing and the timing of the payment of seasonal merchandise.
PAGE

                                     Sequential Page 11 of 12

     Cash provided by operating activities included net income of $11.3 million which contained a non-cash credit of $6.9 million related to the adoption of SFAS No. 109 and non-cash charges for depreciation and amortization of $7.8 million and LIFO of $1.1 million. Significant balance sheet changes included decreases in accounts payable of $1.8 million combined with increases in wholesale customer financing (notes receivable) of $4.1 million and FIFO inventories of $8.5 million partially offset by decreases in trade accounts receivable of $1.1 million and increases in accruals and other liabilities of $3.2 million.

     The food distribution industry normally requires a significant investment in receivables and inventories to meet customer needs. Offsetting traditional seasonal declines in FIFO inventories at this time were increased levels of inventory required to support the HBC/GM acquisition. Additional wholesale customer financing was made available to support the acquisition by two wholesale customers of stores in the Akron-Canton area formerly operated by the Company. Increased retail store size associated with Company programs to remodel and expand existing retail locations also increased inventory requirements.

     Working capital, exclusive of deferred income taxes, increased $13.6 million from $23.7 million at the end of fiscal 1993 to $37.3 million at the end of the second quarter of fiscal 1994. The Company's ratio of current assets to current liabilities, exclusive of deferred income taxes, increased from 1.25 at the end of fiscal 1993 to 1.33 at the end of the second quarter of fiscal 1994. These increases reflect the increased working capital demands of the HBC/GM facility.

     The Company's ratio of liabilities to equity decreased from 3.14 at the end of fiscal 1993 to 2.77 at the end of the second quarter of fiscal 1994.
This ratio was favorably impacted by the Company's adoption of SFAS No. 109.

     The Company utilized $15.1 million of cash flow for capital expenditures, principally to continue programs of enhancing its retail core-store format ($11.8 million) and to acquire the new HBC/GM facility and upgrade warehouse/distribution equipment ($3.0 million). This amount exceeded capital expenditures over the same period last year by $1.5 million.
At the end of the second quarter, the Company had two major remodeling projects under construction. One was completed in late January 1994 and the other is scheduled to be completed in March 1994.

     The level of capital expenditures for fiscal 1994 is expected to be slightly higher than the fiscal 1993 level. The Company believes that cash flow from operations and the unused portion of the bank credit facility will supply adequate funds for planned capital expenditures, normal ongoing business activities and debt principal repayments. Available unused borrowing capacity under the Company's bank credit facility was approximately
$15.1 million at the end of the second quarter of fiscal 1994.








PAGE

                       PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None



                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       RINI-REGO SUPERMARKETS, INC.
                                         (Registrant)






                                       /s/ Anthony C. Rego
February 25, 1994                 By:  Anthony C. Rego
                                       President







                                       /s/ Ronald W. Ocasek
February 25, 1994                 By:  Ronald W. Ocasek
                                       Chief Financial Officer and
                                       Treasurer
