Form 10-Q
period 1994-04-09
RINI REGO SUPERMARKETS INC
filed 1994-05-23
CIK 37180

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C.  20549

                               FORM 10-Q


     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 9, 1994

                                  or

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

                        Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                              Outstanding at
                                               May 12, 1994

     Class A Common Stock, $.01 Par Value       8,678,918
     Class B Common Stock, $.01 Par Value         955,613

PAGE

                                        Sequential Page 2 of 14
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
               RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (In thousands of dollars)
                                                   April 9,     July 3,
                                                     1994        1993
                    ASSETS                        ----------  ----------
                                                  (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                    $   3,316    $  4,394
     Trade accounts receivable, net                  34,539      36,039
     Inventories                                     85,139      72,482
     Deferred income taxes                            6,778         -
     Prepaid expenses                                 5,114       4,607
                                                  ----------  ----------
                                                    134,886     117,522

PROPERTY, EQUIPMENT AND CAPITAL LEASES              173,152     157,043
     Less-Allowances for depreciation, amorti-
     zation and loss on disposal of fixed assets     68,859      55,965
                                                  ----------  ----------
                                                    104,293     101,078
OTHER ASSETS:
     Notes receivable                                11,992       6,495
     Deferred income taxes                            7,646       5,921
     Other                                            2,871       2,413
                                                  ----------  ----------
                                                     22,509      14,829
                                                  ----------  ----------
TOTAL ASSETS                                      $ 261,688   $ 233,429
                                                  ==========  ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                             $  43,049   $  47,188
     Accrued liabilities                             27,442      31,172
     Current portion of long-term liabilities        15,962      15,427
                                                  ----------  ----------
                                                     86,453      93,787
LONG-TERM LIABILITIES:
     Debt                                            78,684      56,318
     Capital lease obligations                       11,515      10,591
     Self insurance reserves                          9,702       9,053
OTHER LIABILITIES                                    13,591       6,349
DEFERRED INCOME TAXES                                   -           952
SHAREHOLDERS' EQUITY:
     Preferred Stock--18,044 shares                   1,804       1,804
     Class A Common Stock--7,125,288 shares              71          71
     Class B Common Stock--955,613 shares                10          10
     Paid-in capital                                 35,546      35,546
     Retained earnings                               24,312      18,948
                                                  ----------  ----------
                                                     61,743      56,379
                                                  ----------  ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 261,688   $ 233,429
                                                  ==========  ==========
     The accompanying Notes to Consolidated Condensed Financial statements are an integral part of these consolidated balance sheets.

PAGE

                                        Sequential Page 3 of 14

               RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        (In thousands of dollars, except share and per share data)
                                (unaudited)



                                40 Weeks Ended         12 Weeks Ended
                              April 9,   April 3,    April 9,   April 3,
                                1994       1993        1994       1993
                             ---------- ----------  ---------- ----------
NET SALES                    $ 858,228  $ 840,386   $ 259,490  $ 245,980

COST OF GOODS SOLD             694,623    676,943     210,276    198,557
                             ---------- ----------  ---------- ----------
  Gross profit                 163,605    163,443      49,214     47,423

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSE       148,514    149,419      45,114     43,418

RESTRUCTURING CHARGE            12,000      5,000      12,000        -
                             ---------- ----------  ---------- ----------
  Operating profit (loss)        3,091      9,024      (7,900)     4,005

INTEREST EXPENSE, NET            5,275      4,807       1,664      1,515
                             ---------- ----------  ---------- ----------
INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE AND INCOME
  TAXES                         (2,184)     4,217      (9,564)     2,490

PROVISION (CREDIT) FOR
  INCOME TAXES                    (790)     1,700      (3,690)     1,000
                             ---------- ----------  ---------- ----------
INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                     (1,394)     2,517      (5,874)     1,490

CUMULATIVE EFFECT TO
  JULY 4, 1993 OF CHANGE IN
  INCOME TAX ACCOUNTING          6,866        -           -          -
                             ---------- ----------  ---------- ----------
NET INCOME (LOSS)                5,472      2,517      (5,874)     1,490
LESS PREFERRED STOCK
  DIVIDENDS                        108        108          36         36
                             ---------- ----------  ---------- ----------
NET INCOME (LOSS) APPLICABLE
  TO COMMON SHARES           $   5,364  $   2,409   $  (5,910) $   1,454
                             ========== ==========  ========== ==========

PAGE

                                        Sequential Page 4 of 14



                                40 Weeks Ended         12 Weeks Ended
                              April 9,   April 3,    April 9,   April 3,
                                1994       1993        1994       1993
                             ---------- ----------  ---------- ----------

PER SHARE DATA:
  NET INCOME (LOSS) PER
    COMMON SHARE BEFORE
    CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING
    PRINCIPLE                $    (.19) $     .30   $    (.73) $     .18

  CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING
    PRINCIPLE                      .85        -           -          -
                             ---------- ----------  ---------- ----------

  NET INCOME (LOSS) PER
    COMMON SHARE             $     .66  $     .30   $    (.73) $     .18
                             ========== ==========  ========== ==========
  DIVIDENDS PER COMMON
    SHARE                          -          -           -          -
                             ========== ==========  ========== ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING  8,080,901  8,080,881   8,080,901  8,080,901
                             ========== ==========  ========== ==========























     The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these consolidated statements.

PAGE

                                        Sequential Page 5 of 14

               RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (unaudited)
                                 40 Weeks Ended          12 Weeks Ended
                               April 9,    April 3,    April 9,   April 3,
                                 1994        1993        1994       1993
                              ---------   ---------   ---------  ---------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income (loss)         $  5,472    $  2,517    $ (5,874)  $  1,490
    Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
        Depreciation & Amort.   11,189      10,932       3,436      3,891
        Cumulative effect of
          change in ac-
          counting principle    (6,866)        -           -          -
        Changes in assets
          and liabilities      (15,747)     (9,256)     (5,605)   (11,414)
                              ---------   ---------   ---------  ---------
Cash provided by (used for)
  operating activities          (5,952)      4,193      (8,043)    (6,033)
                              ---------   ---------   ---------  ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:

    Purchases of fixed assets  (19,255)    (19,811)     (4,201)    (6,245)
    Proceeds from sale of
      fixed assets                 539         777          84        366
                              ---------   ---------   ---------  ---------
Cash used for investing
  activities                   (18,716)    (19,034)     (4,117)    (5,879)
                              ---------   ---------   ---------  ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:

    Borrowings under
      revolving credit
      facility                 682,182     475,697     260,142    155,068
    Repayments of revolving
      credit facility         (658,267)   (456,312)   (248,037)  (143,605)
    Reduction of long-term
      debt, net                 (1,545)     (3,889)       (564)      (124)
    Additions to (reduction of)
      capital lease obligations  1,328        (453)        549        212
    Preferred stock dividends     (108)       (108)        (36)       (36)
                              ---------   ---------   ---------  ---------
Cash provided by financing
  activities                    23,590      14,935      12,054     11,515
                              ---------   ---------   ---------  ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS     (1,078)         94        (106)      (397)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD            4,394       3,377       3,422      3,868
                              ---------   ---------   ---------  ---------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD               $  3,316    $  3,471    $  3,316   $  3,471
                              =========   =========   =========  =========
SUPPLEMENTAL DATA:

  Interest Paid               $  5,421    $  5,422    $  1,510   $  1,189
                              =========   =========   =========  =========

  Taxes Paid                  $  5,601    $  3,128    $  2,909   $    861
                              =========   =========   =========  =========

     The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these consolidated statements.

PAGE

                                        Sequential Page 6 of 14


          RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          APRIL 9, 1994


(1)  Basis of Presentation:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for the twelve and forty weeks ended April 9, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending
July 2, 1994. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary for a fair statement of the financial position at the dates indicated and of the results of operations for the interim periods presented.

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

                                April 9,         July 3,
                                  1994            1993
                               ----------      ----------

     Preferred stock           $   1,811       $   1,811
     Common stock                  1,403           1,403
     Paid-in capital              22,714          22,714
     Retained earnings            34,341          28,977
                               ----------      ----------
                               $  60,269       $  54,905
                               ==========      ==========

(2)  Debt:

     The Company's bank credit facilities (the Facilities) provide for revolving lines of credit and letters of credit up to an aggregate of $61 million and a term loan which currently has $10.3 million outstanding. The Facilities are secured by the Company's eligible inventory and receivables, as defined. Borrowings under the revolving lines of credit are due in June 1996 but may be extended to June 1998 upon consent of the banks. Borrowings under the lines of credit and term loan accrue interest at .5% over the Bank's Prime Interest Rate and is paid monthly.

PAGE

                                   Sequential Page 7 of 14

     Available unused borrowing capacity under these Facilities at April 9, 1994 was approximately $2.6 million. The Company has renegotiated the Facilities to include a $10 million increase in the aggregate credit available under its revolving lines of credit, pending majority bank approval.

(3)  Employee Stock Option Plan:

     On July 28, 1992 the Company granted options to several key employees to purchase 184,700 shares of Class A Common Stock (the
1992 Options) under the Company's Stock Incentive Plan for Key
Employees. The exercise price of the 1992 Options is $7.31 per share of Class A Common Stock which approximated the fair market value at the date of grant. The 1992 Options will not become exercisable until July 28, 1994 (except in certain limited circumstances) and will expire on July 28, 2002 if not exercised.
The 1992 Options are non-qualified options for Federal Income Tax purposes.

(4)  Restructuring Charge:

     The Company provided restructuring charges in both fiscal years in connection with the Company's long range strategic plan to restructure its retail operations. This plan included the disposition of non-core stores in fiscal 1993 and plans to consolidate corporate retail stores during the next four years.

     The Company provides for the estimated costs of closing facilities concurrent with making the decision to close facilities.
The types of costs provided in these restructuring charges included anticipated losses on the disposal of fixed assets, employee severance costs and other benefits for terminated employees, estimated withdrawal liabilities for multi-employer pension plans and future lease payments net of estimated sublease income.

     The $12 million restructuring charge recorded during the third quarter of fiscal 1994 reflected costs associated with the Company's store consolidation plan. Over the next four years, the Company plans to close 14 small, outdated corporate retail locations comprised of approximately 456,000 square feet. These locations will be replaced by seven newer, larger facilities representing approximately 431,000 square feet. Two of these newer locations will be operated by wholesale customers and the remaining five will be new or expanded corporate retail stores.

     The $5 million restructuring charge recorded during the second quarter of fiscal 1993 reflected the costs associated with the Company's disposition of non-core stores. During fiscal 1993, the Company closed its five remaining Carl's stores in the Akron-Canton area along with a former Carl's location in Bedford, Ohio and a Food Centre location in Brunswick, Ohio. These closings were the result of the Company's decision to focus efforts on its core store format, Rini-Rego Stop-N-Shop.

PAGE

                                   Sequential Page 8 of 14

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

                                   Sequential Page 9 of 14

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

     The Company Statements of Operations for the twelve and forty weeks ended April 9, 1994 and April 3, 1993 reflect net income tax provisions at the various statutory income tax rates to which the Company is subject. The primary difference between financial reporting and taxable income is the restructuring charge recorded in the third quarter of fiscal 1994. The Company has provided for deferred taxes on this item.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     The Company's net sales for the twelve and forty weeks ended
April 9, 1994 increased between years 5.50% and 2.12%, respectively. Increased wholesale sales have been partially offset by lower retail sales. Wholesale sales growth has been favorably impacted by new customers and the acquisition of a new Health and Beauty Care/General Merchandise (HBC/GM) distribution facility.
Retail sales have been negatively impacted by fewer corporate retail stores, the effects of increased competition, deflation in some food products and the general economic environment. These sales trends continue the Company's shift in sales from retail to wholesale.

     Wholesale sales for the third quarter of fiscal 1994 increased
14.49% over the same period last year.  For the forty weeks ended
April 9, 1994, wholesale sales have risen 14.34%. Sales to existing wholesale customers also have been impacted by the same economic pressures facing the Company's corporate retail stores.
The Company has been able to more than offset sales declines in certain of its wholesale customers through the acquisition of new customers and expanded distribution opportunities, which include the Company's new HBC/GM distribution facility. During the first quarter of fiscal 1994, the Company completed the full cycling of new customers acquired as a result of a competitor's bankruptcy.

     The Company is continuing to seek new customers, many of whom are outside existing distribution channels, to expand its distribution territory. The Company's wholesale customers are primarily located in northeast Ohio and western Pennsylvania. The
Company also seeks to increase sales to existing wholesale customers by increasing perishable and HBC/GM sales penetration.
PAGE

                                   Sequential Page 10 of 14
     The Company acquired the warehouse facility and certain inventory and equipment of its previous HBC/GM supplier during the first quarter of fiscal 1994. This supplier had earlier sought protection from creditors with a Chapter 11 bankruptcy filing. The
Company used these assets to begin operations of its own HBC/GM distribution facility. This new facility services existing wholesale customers as well as a new mass merchandising chain.

     Sales in the Company's corporate retail stores declined 2.32% between years during the third quarter of fiscal 1994. Year-to-date retail sales have fallen 7.53% over the same period last year.
This decline in sales is primarily attributed to the closing of 8 corporate retail stores between years.

     Same store sales increased .66% during the third quarter, however, year-to-date, same store sales are still below last year by 1.04%. Third quarter same store sales increases are attributed to increased promotional activity and the inclement weather in January and February of 1994. Cold weather conditions forced consumers into more one-stop shopping and increased average sales per customer at corporate retail stores.

     The year-to-date same store sales decline continues a trend of declining sales from the previous year. Sales declines in corporate retail stores are attributed to increased competition, particularly non-union and non-traditional grocery retailers. Also negatively impacting the Company's retail sales trend is deflation in certain food products and the overall economic climate of the Company's retail market, northeast Ohio. Company programs to remodel and remerchandise existing corporate retail stores to combat sales declines are continuing. The Company has realized sales gains in past remodelling projects which have been more than offset by sales declines attributed to the overall economic climate and increased competition.

     Gross margin as a percentage of sales declined between years during both the third quarter (from 19.3% to 19.0%) and year-to-date (from 19.4% to 19.1%). These decreases in gross margin percentage reflect the Company's shift in sales mix to wholesale customers which carry a lower gross margin percentage than sales in corporate retail stores. In the prior year, corporate retail stores accounted for 53.5% of total Company sales during the third quarter and 55.9% year-to-date. During the third quarter and year-to-date in fiscal 1994, these percentages fell to 49.5% and 50.6%, respectively.

     The Company has been able to maintain both retail and wholesale gross margin percentages between years despite the current economic climate. During the third quarter of fiscal 1994, the Company's primary retail competitor initiated a price reduction program targeted at certain retail sales categories. Although this strategy was targeted principally at warehouse clubs, discount and drug stores, it has impacted the Company's retail gross margins.
The impact of this pricing strategy will be to lower overall retail margins within the northeast Ohio market.

                                   Sequential 11 of 14

     The Company has been able to mitigate the impact of these factors on its gross margin through remerchandising corporate retail stores and improved buying opportunities resulting from its increased wholesale customer base. The Company also lowered its provision for Last-in, First-out (LIFO) inventories from $744,000 during the third quarter last year to $462,000 this year. Year-to-date, the Company's provision for LIFO was reduced from $2.5 million last year to $1.5 million in the current fiscal year. This lower provision reflects the current lack of inflationary pressures and the lowering of certain LIFO inventory levels.

     Selling, general and administrative (SG&A) expenses, as a percentage of sales, also declined between years during both the third quarter (from 17.7% to 17.4%) and year-to-date (from 17.8% to 17.3%). These decreases again reflect the shift in sales to wholesale customers. While having lower gross margins, these sales also require lower SG&A expenses. Additionally, the corporate retail stores which were closed between years operated at high SG&A percentages and their disposition benefitted the Company's overall
SG&A percentage.

     The Company has recorded charges in both years reflecting costs associated with the Company's long range strategic plans to restructure its retail operations. These plans include the disposition of non-core stores, increased capital expenditures to expand and/or modernize corporate core stores (Rini-Rego Stop-N-
Shop) and the consolidation of certain corporate retail store locations in larger retail facilities.

     In the third quarter of fiscal 1994, the Company recorded a $12 million restructuring charge to account for its store consolidation plan. This charge reflects the Company's plan to close and consolidate corporate retail stores replacing them with new or expanded corporate retail stores or new or remodelled stores to be operated by wholesale customers. The plan will replace approximately 456,000 square feet of small, outdated retail locations with 431,000 square feet of new, modernized facilities.
The Company's plan is to operate approximately 35 to 40 expanded or newly remodelled corporate stores by the end of fiscal 1997.

     In May 1994, the Company acquired two Acme grocery store locations from the Fred W. Albrecht Grocery Company. These locations (82,000 and 75,000 square feet) meet the Company's long range strategic plan of operating larger stores. The stores will be converted to Rini-Rego Stop-N-Shop stores and will replace three small, outdated Rini-Rego Stop-N-Shop stores closed in conjunction with the Acme acquisition. Earlier in fiscal 1994, the Company closed a small, outdated corporate retail store which was replaced by a new, larger store operated by a wholesale customer. The
Company plans to close ten additional corporate retail stores over the next three to four years, replacing them with three new corporate retail stores and a newly remodelled wholesale customer location.
PAGE

                                   Sequential Page 12 of 14

     The $5 million restructuring charge recorded during the second quarter of fiscal 1993 reflected the Company's plan to dispose of non-core store formats. The Company decided to close its remaining five Carl's stores in the Akron-Canton area along with a former
Carl's location in Bedford, Ohio. The Company also declined to renew its lease on a Food Centre location in Brunswick, Ohio.
These stores were not classified as core stores and could not be formatted to fit the Company's long range strategic plan. The
Company was able to sell four of the Akron-Canton locations to wholesale customers who now operate the locations as Apples. See
Note (4) of the Notes to Consolidated Condensed Financial
Statements for a further discussion of these charges.

     Interest expense, net increased $149,000 between years during the third quarter and has increased $468,000 year-to-date. This increase is due to increased borrowings under the Company's bank credit facility needed to fund the Company's increased working capital and capital expenditure requirements. Additionally, the Company acquired the HBC/GM facility subject to a mortgage which also increased the Company's debt level.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). This statement requires that the liability method of accounting for income taxes be used rather than the deferred method previously used. The Company adopted the provision of SFAS No. 109 during the first quarter of fiscal 1994.
The Company elected not to restate prior year's financial statements and recorded the cumulative effect of the accounting change. As a result, the Company has recorded a one-time income item of $6.9 million to reflect the cumulative effect of the change in accounting for income taxes. See Note (5) of the Notes to Consolidated Condensed Financial Statements for a further discussion.

     The Company provided income taxes at an effective tax rate of 36% in fiscal 1994 compared to 40.5% in fiscal 1993. Taxes are provided at the various statutory rates to which the Company is subject.

Liquidity and Sources of Capital:

     The Company's primary source of capital has historically come from internally generated funds. Greater working capital requirements associated with the Company's HBC/GM acquisition and higher levels of capital expenditures have increased the Company's utilization of its bank credit facility during the first 40 weeks of fiscal 1994.

     Operating activities utilized $6 million of cash this year compared to providing $4.2 million of cash during the same period last year. The decrease between years is primarily attributed to the above mentioned HBC/GM acquisition, increased customer financing and the timing of the payment of seasonal merchandise.

                                   Sequential Page 13 of 14

    Cash utilized by operating activities included net income of $5.5 million which contained a non-cash credit of $6.9 million related to the adoption of SFAS No. 109 and non-cash charges for depreciation and amortization of $11.2 million and LIFO of $1.5 million. Significant balance sheet changes included increases in FIFO inventories ($14.2 million), wholesale customer financing
(i.e. notes receivable, $4.0 million), and decreases in accounts payable ($4.1 million) and accrued expenses ($3.0 million). These were partially offset by increases in the Company's closed facilities reserves due to the third quarter restructuring charge
($12.0 million).

     The food distribution industry requires a significant investment in receivables and inventories to meet customer needs.
Offsetting traditional seasonal declines in FIFO inventories at this time were increased levels of inventory required to support the new HBC/GM distribution facility and forward buy opportunities.
Additional wholesale customer financing was made available to support the acquisition by two wholesale customers of four former corporate retail stores in the Akron-Canton area. Increased retail store size associated with Company programs to remodel and expand existing retail locations also increased inventory requirements.

     Working capital, exclusive of deferred income taxes, increased
$18.0 million from $23.7 million at the end of fiscal 1993 to $41.7 million at the end of the third quarter of fiscal 1994. The
Company's ratio of current assets to current liabilities, exclusive of deferred income taxes, increased from 1.25 at the end of fiscal
1993 to 1.48 at the end of the third quarter of fiscal 1994. These increases reflect the increased working capital demands of the HBC/GM facility.

     The Company's ratio of liabilities to equity increased from
3.14 at the end of fiscal 1993 to 3.24 at the end of the third quarter of fiscal 1994. This ratio was unfavorably impacted by the third quarter restructuring charge which was partially offset by the Company's adoption of SFAS No. 109.

     The Company utilized 19.3 million of cash flow for capital expenditures, principally to continue programs of enhancing its retail core-store format ($15.6 million) and to acquire the new
HBC/GM facility and upgrade warehouse/distribution equipment ($3.2 million). At the end of the third quarter, the Company had no major remodelling projects under construction.

     The level of capital expenditures for fiscal 1994 is expected to be slightly higher than the fiscal 1993 level. The Company believes that cash flow from operations and the unused portion of the renegotiated bank credit facility will supply adequate funds for planned capital expenditures, normal ongoing business activities and debt principal repayments. Available unused borrowing capacity under the Company's bank credit facility was approximately $2.6 million at the end of the third quarter of fiscal 1994.

                                   Sequential Page 14 of 14

                         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K under
          Item 5 on March 25, 1994 regarding the acquisition of the Cleveland Acme stores.


                           SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         RINI-REGO SUPERMARKETS, INC.

                         (Registrant)






                         /s/ Charles A. Rini, Sr.
May 23, 1994         By: Charles A. Rini, Sr.
                         President







                         /s/ Ronald W. Ocasek
May 23, 1994         By: Ronald W. Ocasek
                         Chief Financial Officer and
                         Treasurer
