Form 10-K
period 1994-07-02
RINI REGO SUPERMARKETS INC
filed 1994-09-30
CIK 37180

 ===========================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 2, 1994
                                               ------------
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM   N/A
                                                      ---

                       COMMISSION FILE NUMBER     1-6068
                                                  ------

                         RINI-REGO SUPERMARKETS, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             OHIO                                       34-0222970
- - - ---------------------------------------      ---------------------------------
   (STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


5300 RICHMOND ROAD, BEDFORD HEIGHTS, OHIO                    44146
- - - -----------------------------------------      --------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (216) 292-7000
                                                      -------------------------
                             --------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     9.75% SUBORDINATED DEBENTUES DUE
     DECEMBER 30, 2001                         CINCINNATI STOCK EXCHANGE
     ------------------------------------      -------------------------
             (TITLE OF EACH CLASS)              (NAME OF EACH EXCHANGE
                                                 ON WHICH REGISTERED)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

          6.5% CONVERTIBLE SUBORDINATED DEBENTURES DUE JUNE 1, 1994
          ---------------------------------------------------------
                               (TITLE OF CLASS)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X     NO
                                               -----      -----
         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

 ===========================================================================

================================================================================


         THE TOTAL MARKET VALUE OF REGISTRANT'S COMMON STOCK, WITHOUT PAR VALUE, HELD BY PERSONS WHO ARE NOT AFFILIATES OF REGISTRANT WAS $263.63.*

         THE REGISTRANT HAD 3,536,577 SHARES OF COMMON STOCK, WITHOUT PAR VALUE, ISSUED AND OUTSTANDING ON SEPTEMBER 16, 1994.



________________________________

   * This value assumes that the Common Stock, without par value has the same market value as the Class A Common Stock, $.01 par value of Riser Foods, Inc. of $7-1/8 per share.


================================================================================

                                     PART I

ITEM 1.  BUSINESS

         Rini-Rego Supermakets, Inc ("RRS" or the "Company") was incorporated under the laws of the State of Ohio on May 25, 1908. The Company and its subsidiaries are engaged in the distribution of groceries and related items. All references to RRS or the Company include RRS and its consolidated subsidiaries.

Retail Supermarket Operations
- - - -----------------------------
         As of July 2, 1994 the Company operated 42 stores in the greater Cleveland area, 40 of which operate under the "Rini-Rego Stop-N-Shop" format, one as an "Apple's Supermarket" and one as a "Jax Deep Discounts and Closeouts".

         The Company's merchandising strategy is to offer a broad selection of quality products at competitive prices with an emphasis on superior customer service, quality and convenience. The Company sells most nationally known brands of merchandise, regional brands and a variety of private label products. The private label products are generally sold at prices lower than those of nationally known products.

         The Company-owned retail stores offer a large selection of food items, including dry groceries, meat, dairy, produce and frozen foods, as well as a number of non-food items such as greeting cards and health and beauty care items. Many of the Company's stores also contain specialty departments such as delicatessens, in-store bakeries, and certain locations offer "fresh to go" prepared foods, service meat, service seafood, floral and general merchandise departments. Services including, video tape rental, pharmacies, banking and debit and credit card payment options are also available in certain locations.

         During the past fiscal year, the Company introduced its "Marketplace" format with the opening of three new or expanded supermarket locations. The Company's Marketplace stores are larger than the Company's conventional stores, ranging in size from approximately 60,000 to 70,000 square feet, and feature updated decor packages and fixturing with broader selections of traditional merchandise and additional emphasis on fresh, high quality perishables, prepared food items and a variety of service departments such as one-hour photo processing and full service in-store banking. The Company is currently in the process of converting two of its conventional Rini-Rego Stop-N-Shop stores to the Marketplace format.

         Advertising and promotion are important factors in the Company's merchandising strategy. The Company's stores affiliated with the Association of Stop-N-Shop Supermarkets, an association of independent grocery retailers established as a cooperative advertising and purchasing organization ("Stop-N-Shop Association"), advertise primarily through joint advertisements. The Stop-N-Shop Association advertises in newspapers, circulars, and television and radio advertising comparable to the other supermarket companies which operate in the northeast Ohio market area. This advertising generally features high demand products at competitive prices.

         The Company acquired two supermarket locations in May 1994 and one supermarket location in June 1994 from an unaffiliated company. Two of these locations are currently operated by the Company and a sale is pending to a wholesale customer for one location. In connection with the opening of these two larger stores, (82,000 and 75,000 square feet) the Company closed three smaller stores as part of the Company's long range retail restructuring plan which, in general, involves the closing of certain underperforming smaller outdated retail stores and replacing them with fewer larger stores operated by the Company or its wholesale customers.

Wholesale Operations
- - - --------------------
         The Company operates one of the largest wholesale grocery distribution operations in the Midwest doing business as "Seaway". The Company supplies national brand, regional brand and private label products to Company-owned stores, other independently-owned retail grocery chains and independent grocers in northeastern and central Ohio and western Pennsylvania.

         The Company is continually in the process of expanding its wholesale customer base by upgrading its available product lines to include a wider assortment of grocery, frozen foods, dairy, meat, produce and bakery items.
The Company offers its wholesale customers a wide variety of operational support services which include advertising, promotion, marketing and merchandising services, retail operations counseling, and technical and information systems support. In addition, the Company assists wholesale customers in the upgrading and/or enlargement of their stores by providing inventory and equipment financing, store layout, equipment planning and design, and engineering and construction services.

         The Company utilizes an on-line computerized buying and inventory control system for the purchase and sale of its inventory. The Company purchases the majority of its products from large, national manufacturers of consumer foods and grocery-related products and the remainder of its products from several other suppliers. The Company is also a member of several purchasing cooperatives which provide the Company with enhanced purchasing opportunities and assistance with the development of its private label program.

         In August 1993, the Company purchased from an unaffiliated company certain inventory, equipment and a warehouse facility which it now uses in the operation of its own health and beauty care/general merchandise ("HBC/GM") distribution facility. This facility supplies the Company-owned retail stores, other independently-owned retail grocery chains, independent grocers and a mass merchandising chain.

         The Company also operates the Eagle Ice Cream Company, which manufactures branded ice cream and distributes purchased ice cream and novelty products to Company-owned retail stores, other independently-owned retail grocery chains, independent stores and a national food service distribution company.

         Consistent with the industry practices of other food distribution retailers and wholesalers, the Company maintains inventory levels at its distribution centers and retail locations at levels which minimize out of stock products for its customers. The Company permits the return of damaged or defective products from customers.

Competition
- - - -----------
         The supermarket industry is highly competitive. During the past several years, competition in the northeast Ohio market area has been extremely intense due in part to a stagnant or declining consumer population and the entry of a number of significant new competitors. The Company estimates that it is one of the largest retailers, in terms of grocery sales, in the northeast Ohio market area.

         Company-owned retail stores principally compete with regional supermarket chains and voluntary supermarket associations. The Company also competes with warehouse/wholesale clubs, convenience stores, deep discount drug stores and general merchandise stores that also sell grocery products. The principal areas of competition pertain to price, selection and quality of perishables and other food products, customer service and store location.

         In addition to competition from two national "price-cutting" competitors, which operate superstores containing grocery departments and conventional supermarkets in the northeast Ohio market, the Company may encounter competition from a regional company which has announced plans to develop superstores containing grocery departments in the area. These companies compete with the Company-owned stores at the retail level and the Company's wholesale customers on the wholesale level.

         Since demographic trends reflect a shift in consumer population from those heavy-industry based regions of the U.S., like northeastern Ohio, to service oriented and sun-belt regions, the Company must continually emphasize customer service and value to maintain its market share and compensate for the lack of population growth in the Company's market area.

         The wholesale food distribution industry is also highly competitive in the market area served by the Company. Management believes that the principal competitive factors include price, breadth of product line and the availability of support services to its wholesale customers. The Company competes directly with regional and national wholesalers.

Corporate Background
- - - --------------------
         On June 2, 1988, the Company's common and preferred shareholders approved a Plan and Agreement of Merger dated as of April 7, 1988 providing for the merger of Cleveland Food Sub, Inc., a wholly owned subsidiary of Riser Foods, Inc. ("Riser"), with and into the Company (then known as Fisher Foods, Inc. ("Fisher")), wherein the Company became the surviving corporation and a subsidiary of Riser (the "Merger"). Simultaneously with the Merger, Riser also became the parent company of Rini Holding Company ("Rini"), Rego Supermarkets, Inc. ("Rego"), and American Seaway Foods, Inc. and two of its affiliated partnerships ("Seaway"), through the exchange of Riser stock for the stock of Fisher, Rini, Rego and Seaway, and a merger which was effective June 8, 1988 (the "Effective Date").

         On June 8, 1988, the Company's Common Stock, without par value ("Common Stock") ceased trading on the New York Stock Exchange. Each share of Fisher Common Stock issued and outstanding at the Effective Date was exchanged for one share of Riser Class A Common Stock, $.01 par value, and each share of Fisher Preferred Stock, without par value, was exchanged for one share of Riser Series A Cumulative Convertible Preferred Stock, $100 par value. Following the Effective Date, the Company consolidated the wholesale operations of Seaway and Fisher into one operating unit and consolidated its retail operations through the merger of Rini and Rego into Fisher and changed Fisher's name to Rini-Rego Supermarkets, Inc.

         In connection with the Company's sale of certain assets of its food service division in May 1992, the Company purchased for $9,000,000 a portion of the former Seaway warehouse complex which the Company had leased from Seaway Development Company ("Seaway Development"), an Ohio general partnership whose partners were shareholders of Seaway prior to the Combination. Simultaneously with the purchase of this complex, the Company resold this property along with certain assets of the Company's food service division for $11,750,000 to Sysco Food Services of Cleveland, Inc.

Employees
- - - ---------
         As of July 2, 1994, the Company employed approximately 5,000 persons, on both a full and part-time basis. The majority of the Company's work force is unionized and are members of either the United Food and Commercial Workers Union, Local No. 880 (retail) ("Local 880") or the International Brotherhood of Teamsters, Local No. 507 (wholesale) ("Local 507"). The Company's contract with Local 880, which is negotiated through the Cleveland Food Industry Committee whose members include other members of the Stop-N-Shop Association and the Company's primary competitors, First National Supermarkets, Inc. and Heinen's, is in effect until September 8, 1996. A contract between the Company and Local 507 which expired on April 1, 1994 has been extended indefinitely during the pendency of contract renegotiations. This contract can be terminated by Local 507 upon seven days' notice. Wholesale operations have not been negatively impacted by this situation.

ITEM 2.  PROPERTIES

         The Company owns a warehouse and office facility in Bedford Heights, Ohio containing approximately 850,000 square feet which serves as the Company's corporate headquarters and principal distribution center. The Company also owns the following properties: a warehouse, office facility and garage in Maple Heights, Ohio containing approximately 356,000 square feet, approximately 349,000 square feet of which is used in its HBC/GM operations and approximately 7,000 square feet is subleased to an unaffiliated company; a warehouse and office facility in Cuyahoga Heights, Ohio containing approximately 187,000 square feet of which approximately 140,000 square feet is leased to others and the remainder used in its wholesale operations and an ice cream plant in Bedford, Ohio containing approximately 39,000 square feet. A warehouse facility owned by the Company in Cleveland, Ohio containing approximately 68,200 square feet is currently leased by an unaffiliated party which has notified the Company that it intends to exercise its option to purchase such facility in fiscal 1995. The Company leases approximately 305,000 square feet of a warehouse facility in Bedford Heights, Ohio, 245,000 square feet of which is subleased to unaffiliated parties.

         Five retail store properties are owned by the Company. Most of the Company's leased properties are under long-term leases of varying terms, the majority of which obligate the Company to pay certain increases in property taxes and insurance and to pay additional rent based on a percentage of sales at that particular location. As of July 2, 1994, the aggregate minimum annual rentals of all operating and capital leases with initial noncancellable terms of more than one year were approximately $18,635,000.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Market Information
- - - ------------------
         The Company's Common Stock ceased trading on the New York Stock Exchange on June 8, 1988. As such, the Company's Common Stock has no market value.

Shareholders
- - - ------------
         As of August 25, 1994 there were 2 shareholders of record of the Company's Common Stock.

Dividends
- - - ---------
         It is the Company's current policy to retain earnings of the Company in order to fund capital expenditures, which have primarily been used to expand or remodel its existing retail store locations. The Company has not paid any dividends on its Common Stock in the last two fiscal years. The payment of dividends is prohibited by the Company's credit facility if the Company does not meet certain financial and other covenants contained therein and limits the amount of common stock dividends to $2,424,000, $2,828,000 and $3,232,000 during the fiscal years ending in 1995, 1996 and 1997, respectively.

ITEM 6.  SELECTED FINANCIAL DATA
                                     (in millions, except per share data, locations & ratios)

                                  7-2-94          7-3-93          6-27-92         6-29-91         6-30-90
                                (52 Weeks)      (53 Weeks)      (52 Weeks)      (52 Weeks)      (52 Weeks)
                                ----------      ----------      ----------      ----------      ----------
Operations
- - - ----------
  Net sales                     $  1,121.6      $  1,108.2      $    979.3      $  1,022.0      $  1,054.5
  Net income before
    extraordinary
    item and cumulative
    effect of change in
    accounting principle               1.5             6.2             8.1             9.7             5.6
  Extraordinary item:
    Utilization of net
      operating loss
      carryforwards                    -                .3             -               -               2.7
  Net income before
    cumulative effect of
    change in accounting
    principle                          1.5             6.5             8.1             9.7             8.3
  Cumulative effect of
    change in accounting
    principle:
    Accounting
       for income taxes                6.9             -               -               -               -
  Net income                           8.4             6.5             8.1             9.7             8.3

  Per share data:
    Net income from
    continuing operations              .18             .75             .99            1.20             .68
  Extraordinary item                   -               .03             -               -               .34
  Cumulative effect of
    change in accounting
    principle                          .85             -               -               -               -
                                ----------      ----------      ----------      ----------      ----------
Net income                      $     1.03      $      .78      $      .99      $     1.20      $     1.02
                                ==========      ==========      ==========      ==========      ==========
  Dividends per common
    share                              -             -                 -               -               -
  Retail locations - avg.               44              48              51              51              51

Financial Position
- - - ------------------
  Working capital               $     43.0      $     24.3      $     24.2      $     30.1      $     26.3
  Property, equipment &
    capital leases, net              108.5           101.1            91.0            79.6            77.9
  Total assets                       257.5           233.4           204.8           200.6           196.7
  Long-term obligations
    Debt                              71.3            56.3            51.9            53.1            58.8
    Capital leases                    12.4            10.6            10.7            10.9            11.8
  Liabilities-to-equity
    ratio                              3.0             3.1             3.1             3.8             5.2


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

       The following table sets forth items from the Company's Consolidated
Statements of Income as a percentage of net sales:


                                                          1994                   1993                  1992
                                                       (52 Weeks)             (53 Weeks)            (52 Weeks)
                                                        --------               --------              --------
   Net sales                                             100.00                 100.00                100.00
   Cost of goods sold                                     80.73                  80.47                 78.31
                                                        --------               --------              --------
   Gross profit                                           19.27                  19.53                 21.69
   SG&A                                                   17.35                  17.60                 19.54
   Restructuring charge                                    1.07                    .45                   .10
                                                        --------               --------              --------
   Operating income                                         .85                   1.48                  2.05
   Interest expense, net                                    .63                    .57                   .65
                                                        --------               --------              --------
   Income before taxes                                      .22                    .91                  1.40
   Provision for income taxes                               .08                    .35                   .57
                                                        --------               --------              --------
   Net income before extraordinary
     item and accounting change                             .14                    .56                   .83
                                                        ========               ========              ========


       The Company's results of operations for the past three fiscal years are indicative of the pressures that many food distributors face under the current economic climate. The food distribution industry has encountered little or no inflation over the past three years while operating costs, particularly labor and occupancy, have contractually risen. This, coupled with increased competition from non-traditional sources, has squeezed overall industry operating margins.

       The Company's primary market area, northeast and central Ohio and western Pennsylvania, has seen new non-union competitors enter the marketplace which has negatively impacted both Company-owned retail store sales and sales to independently-owned retail stores. The Company has been able to more than offset sales declines attributed to competition with additional sales gained as a result of the acquisition of a new health and beauty care/general merchandise (HBC/GM) distribution facility and the expansion of its wholesale distribution territory.

Net Sales
- - - ---------
       Net sales increased 1.2% to $1.122 billion in 1994, 13.2% to $1.108 billion in 1993 and decreased 4.2% to $.979 billion in 1992. Sales in 1993 included an extra week of sales giving that year two Fourth of July sell-weeks. The Company has embarked on programs to enhance its overall sales. These programs include consolidation and modernization of Company-owned retail distribution points and expansion of sales to independently-owned retail stores. The following details the number of Company-owned retail stores over the last three years:

                                                         1994                      1993               1992
                                                       ------                    ------             ------
     Open at beginning of year                            45                        51                 50
     Opened                                                2                         1                  2
     Closed                                               (5)                       (7)                (1)
                                                       ------                    ------             ------
     Open at end of year                                  42                        45                 51
                                                       ======                    ======             ======

       Adjusted for the 53rd week of sales in 1993, sales to independently-owned retail stores rose 13.9% in 1994, 40.3% in 1993 and declined 3.1% in 1992. Sales declines in 1992 were attributed to the general economic climate in the Company's primary market area. Sales increases in 1993 were primarily attributed to new customers gained as a result of a major competitor closing its northeast Ohio distribution center in the spring of 1992. This offset the loss of sales attributed to the Company's closing of its food service distribution center, also in the spring of 1992. Sales increases in 1994 were primarily due to new customers and expanded product lines resulting from the Company's acquisition of an HBC/GM distribution facility from its former HBC/GM supplier.

       The Company is continuing to seek new wholesale customers, many of whom are outside existing distribution channels, to expand its distribution territory. The Company also seeks to increase sales to existing wholesale customers by increasing perishable and HBC/GM sales penetration. Concurrent with the acquisition of the HBC/GM distribution facility, the Company began servicing approximately 150 Hills Department Stores throughout the eastern third of the United States.

       Total sales in Company-owned retail stores have declined in each of the last three years because of same-store sales declines and less units in operation in each year. Adjusted for the 53rd week of sales in 1993, total sales in Company-owned retail stores declined 5.4% in 1994, 5.3% in 1993 and 4.8% in 1992. During that same period, same-store sales also declined; .39% in 1994, 2.6% in

1993 and 4.7% in 1992. Same-store sales declines in Company owned retail stores are primarily attributed to increased competition, particularly non-union and non-traditional grocery retailers. Contributing to the Company's same-store sales declines is an overall lack of inflation related to food products, with certain categories experiencing deflation.

       Programs to remodel and remerchandise Company-owned retail stores have been successful at increasing same-store sales in these locations and such programs are continuing. The Company plans to have a core group of 35 to 40 new or newly remodeled Company-owned retail stores by the end of fiscal 1997.

Gross Profit
- - - ------------
       Gross profit, as a percentage of sales, declined in each of the last three years: 21.69% in 1992, 19.53% in 1993 and 19.27% in 1994. These
decreases reflect the Company's shift in sales mix from sales in Company-owned retail stores to sales to independently-owned retail stores. Sales to independently-owned retail stores carry a lower gross profit percentage than sales in Company-owned retail stores. The percentage of Company sales generated by sales to independently-owned retail stores has grown from 35.3% in 1992, to 44.7% in 1993 and 49.4% in 1994.

       The Company has been able to maintain both retail and wholesale gross profit percentages despite recent competitive pressures. During the third quarter of 1994, the Company's primary retail competitor initiated a price reduction program targeted at certain retail sales categories. Although this strategy was targeted principally at warehouse clubs, discount and drug stores, it has impacted the Company's retail gross profits. The impact of this pricing strategy was to lower overall retail gross profits within the northeast Ohio market.

       The Company has been able to mitigate the impact of these factors on its gross profits through remerchandising Company-owned retail stores and improved buying opportunities resulting from its increased wholesale customer base. The Company's provision for Last-in, First-out (LIFO) inventories was as follows over the last three years: income of $486,000, in 1994 and expense of $211,000 and $988,000, in 1993 and 1992, respectively. This decrease in the Company's LIFO provision is due to lack of inflation and the lowering of certain LIFO inventory levels.

Selling, General and Administrative (SG&A) Expenses
- - - ---------------------------------------------------
       SG&A expenses, as a percentage of sales, also declined in each of the last three years: 19.54% in 1992, 17.60% in 1993 and 17.35% in 1994. These
decreases again reflect the shift in sales mix to independent retail customers. While providing lower gross profits, these sales also require lower SG&A expenses. Additionally, the Company-owned retail stores which were closed between years operated at relatively higher SG&A percentages and their disposition benefited the Company's overall SG&A percentage. These trends offset the impact of increased labor and occupancy costs in the Company's operating stores.

Restructuring Charge
- - - --------------------
       The Company has recorded charges in the last three years reflecting costs associated with the Company's long range strategic plans to restructure its Company-owned retail store operations. These plans included the disposition of non-core stores, increased capital expenditures to expand and/or modernize core stores (Rini-Rego Stop-N-Shop) and the consolidation of certain Company owned retail store locations in larger retail facilities.

       In 1994, the Company recorded a $12 million restructuring charge to account for its store consolidation plan. This charge included a $4 million non-cash charge to write down net assets to their net realizable value and $8 million charge for future cash expenditures, principally occupancy costs net of expected sublease income related to the closing of five stores in fiscal 1994 and plans to close nine additional Company-owned retail stores over the next three to four years. This reflected the Company's plan to close and consolidate Company-owned retail stores replacing them with new or expanded Company-owned retail stores or new or remodeled stores to be operated by independently-owned wholesale customers. The plan will replace approximately 456,000 square feet of small, outdated retail locations with 431,000 square feet of new, modernized facilities. The Company's plan is to operate approximately 35 to 40 expanded or newly remodeled Company-owned retail stores by the end of fiscal 1997 which is expected to result in a limited reduction of overall employee levels.

       The Company also acquired two grocery store locations in May 1994 from a competitor which was exiting the Cleveland market. These locations (82,000 and 75,000 square feet) met the Company's long range strategic plan of operating larger stores. The stores were converted to Rini-Rego Stop-N-Shop stores and replaced three small, outdated Rini-Rego Stop-N-Shop stores closed in conjunction with this acquisition. Additionally, the Company also closed a small, outdated Company-owned retail store which was replaced by a new, larger store operated by an independently-owned wholesale customer and one other non-Rini-Rego store.

       The $5 million restructuring charge recorded in 1993 reflected the Company's plan to dispose of other non-core store formats. The 1993 charge included a $1.8 million non-cash charge to write down net assets to their net realizable value and a $3.8 million charge for future cash expenditures, principally occupancy costs net of expected sublease income and pension withdrawal liabilities. The Company decided to close its remaining five Carl's stores in the Akron-Canton area along with a former Carl's location. The Company also declined to renew its lease on a Food Centre location. The Company was able to sell four of the Akron-Canton locations to independently-owned wholesale customers who now operate the locations under the Apple's name. Overall employee levels were reduced as a result of the Company's decision to exit the Akron-Canton market.

       The 1992 restructuring charge reflected the costs, primarily expected future cash expenditures for occupancy costs, associated with the closing of one of the Company's former Carl's locations.

       Taken as a whole, the Company's restructuring charges reflect the Company's overall plan to restructure its Company-owned retail stores focusing on its core-store format. This restructuring included the disposition of non-core stores and expansion and consolidation of its Rini-Rego stores. The Company does not currently anticipate any future restructuring charges.

Interest Expense, Net
- - - ---------------------
       Interest expense, net, increased $646,000 to $7.0 million in 1994 and $82,000 to $6.4 million in 1993 after declining $1.6 million to $6.3 million in 1992. The 1992 decline was primarily attributed to lower debt levels due to scheduled debt repayments and a reduction in the bank's prime rate. Increases in 1994 and 1993 are attributed to planned increased borrowings required to fund the Company's capital expenditure programs and fluctuations in the bank's prime rate. The bank's prime rate at the end of each of the last four years was as follows: 1991-8.50%, 1992-6.00%, 1993-6.00% and 1994-7.25%. The
Company earned .25% interest rate reductions in 1993 and 1992.   The Company's
current borrowing rate under its bank credit facility is prime plus .5%

Income Taxes
- - - ------------
       The Company provided taxes at an effective tax rate of 37.0% in 1994, 38.3% in 1993 and 40.9% in 1992. The lowering of the Company's effective tax rate represents a lower provision for state income taxes associated with the Company's lower book income. The Company accounts for the franchise tax portion of the Company's state income tax provision as an operating expense.

Accounting Change
- - - -----------------
       The Company currently accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). This statement requires that the liability method of accounting for income taxes be used rather than the deferred method previously used. The Company adopted the provision of SFAS No. 109 in 1994. The Company elected not to restate prior year's financial statements and recorded the cumulative effect of the accounting change. As a result, the Company has recorded a one-time income item of $6.9 million to reflect the cumulative effect of the change in accounting for income taxes. The one-time income item is principally the result of benefiting the expected utilization of tax net operating loss carryforwards (NOL) and the adjustment of deferred tax balances to reflect changes in statutory rates. See Note 4 of the Notes to Consolidated Financial Statements for a further discussion.

Extraordinary Item
- - - ------------------
       The Company recorded an extraordinary income item of $253,000 in 1993 benefiting a portion of its pre-acquisition NOL. In prior years, utilization of its pre-acquisition NOL was used to reduce the values assigned to non-current assets in purchase accounting. In 1993, a portion of the pre-acquisition NOL was used to write-off the remaining values assigned to non-current assets in purchase accounting with the remainder benefited as an extraordinary item. The amount of utilization of NOL was $627,000 in 1994, $736,000 in 1993 and $1,541,000 in 1992. See Note 4 of the Notes to
Consolidated Financial Statements for a further discussion.

CAPITAL RESOURCES AND LIQUIDITY

       The Company's primary source of capital has traditionally come from internally generated funds. Greater working capital requirements associated with higher levels of capital expenditures, the Company's HBC/GM acquisition and new wholesale customer financing increased the Company's utilization of its bank credit facilities during 1994.

       Operating activities generated $13.6 million of cash, compared to $16.5 million in 1993 and $26.1 million in 1992. This decrease is attributed to lower earnings between years coupled with increased working capital requirements. Net income of $8.6 million contained a non-cash credit related to the adoption of SFAS No. 109 of $6.9 million and included non-cash charges for depreciation and amortization of $14.8 million and a restructuring charge of $12 million. Significant balance sheet changes included decreases in accounts payable of $1.6 million and increases in accounts and notes receivable of $6.7 million and FIFO inventories of $1.3 million.

       The food distribution industry requires a significant investment in receivables and inventories to meet customer needs. Increased levels of inventory were required to support the new HBC/GM distribution facility and forward buy opportunities. Additional wholesale customer financing was also made available to support the acquisition by two independently-owned wholesale customers of four former Company-owned retail stores in the Akron-Canton area. Increased retail store size associated with Company programs to remodel and expand existing retail locations also increased working capital requirements.

       Working capital, exclusive of deferred income taxes, increased from $24.3 million at the end of 1993 to $36.4 million at the end of 1994. The Company's ratio of current assets to current liabilities, exclusive of deferred income taxes, increased from 1.26:1 at the end of 1993 to 1.43:1 at the end of 1994. These increases reflect the increased working capital demands noted above.

       The Company's ratio of liabilities to equity decreased from 3.14:1 at the end of 1993 to 2.98:1 at the end of 1994. This ratio was favorably impacted by the Company's adoption of SFAS No. 109.

       The Company utilized $27.1 million of 1994 cash flow for capital expenditures. This amount is comparable to 1993 and 1992 levels of capital expenditures and reflect Company programs to enhance its retail core-store format ($22.3 million), upgrade its data processing systems and equipment ($1.4 million), acquire a warehouse facility and improve distribution equipment ($3.4 million)

       Retail capital expenditures were made to acquire, modernize and expand retail locations. At the end of 1994, the Company operated 42 retail locations compared to 45 retail locations at the same time last year. During 1994, the Company acquired three new retail locations, of which sale is pending on one store to a wholesale customer, and closed five other Company-owned stores. The stores which were closed continue the Company's plans to focus on its core-store format.

       The level of capital expenditures for 1995 is expected to be slightly higher than the 1994 level. The Company plans to expand or remodel six Company-owned retail stores during 1995. Additionally, the Company is required, pursuant to the terms of its leases, to purchase its Aurora Road warehouse facility and Cash-N-Carry branch in June 1995. The Company believes that cash flow from operations and the unused portion of the bank credit facilities will supply adequate funds for planned capital expenditures, normal ongoing business activities, and debt principal repayments. Available unused borrowing capacity under the Company's bank credit facility was approximately $10.1 million at the end of 1994.

IMPACT OF INFLATION

       Inflation increases the Company's major costs: inventory and labor. Because of the high velocity of inventory turnover in the food distribution industry and the Company's use of the LIFO valuation method for a majority of its inventory, the impact of inflation is normally reflected very quickly in results of operations. The impact of inflation on cost of sales has been relatively insignificant in recent years. Experience indicates that highly competitive market conditions may prevent the Company from fully recovering inflation-driven costs through retail pricing alone.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company are set forth in Item 14 of this Report.


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

               None

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following is a description of the directors and executive officers of the Company:

       CHARLES A. RINI, SR., 56, has served as President of the Company since February 4, 1994 and as a Director of the Company since July 16, 1988. From July 16, 1988 until February 4, 1994, Mr. Rini served as Secretary of the Company. Mr. Rini is also the President, Chief Operating Officer and a Director of Riser.

       ANTHONY C. REGO, 53, has served as Vice President and Secretary of the Company since February 4, 1994 and as a Director of the Company since July 16, 1988. From July 16, 1988 until February 4, 1994, Mr. Rego served as President of the Company. Mr. Rego is also Chairman of the Board of Directors and Chief Executive Officer to Riser.

       RONALD W. OCASEK, 48, has served as Chief Financial Officer and Treasurer of the Company since June, 1989. From September, 1988 through May, 1989 he served as Vice President-Financial Operations of Riser. Mr. Ocasek is also a Senior Vice President, Chief Financial Officer, Treasurer and a Director of Riser.

ITEM 11.       EXECUTIVE COMPENSATION

       For the fiscal year ended July 2, 1994, none of the Company's executive officers or directors were compensated by RRS. As a result, pursuant to Rule 402(a)(6) promulgated under the Securities Exchange Act of 1934, the summary compensation table, option/SAR grants and exercises tables, long term incentive plans table and defined benefit or actuarial plan disclosure are not included in this report. The Company's executive officers and directors are paid by Riser in their capacities as Riser executives.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

       The following table sets forth the number of shares and percentage of shares of RRS Common Stock owned by persons beneficially owning more than five percent and the shares owned by the directors and officers as a group, as of September 16, 1994.

                                                     Percentage of
       Name and Address         Number of Shares        Shares
       ----------------         ----------------        ------
       Riser Foods, Inc.            3,536,540           99.99%
       5300 Richmond Road
       Bedford Heights, OH  44146

       Directors and Officers
        as a group (3 persons)          -0-               -0-



       The following table sets forth certain information, as of September 16, 1994, regarding beneficial ownership of Riser's Class A Common Stock ("Class A Common Stock") and Class B Common Stock owned by each director and officer of
RRS:

                           Number of    Percentage         Number of  Percentage
                            Class A     of Class A          Class B   of Class B
Name of Beneficial Owner     Shares       Shares             Shares      Shares
- - - ------------------------   ---------    ---------          ---------   ---------
Anthony C. Rego(1)          187,212         2.2%             36,583        3.8%
Charles A. Rini, Sr. (2)    199,657         2.3%            264,495       27.7%
Ronald W. Ocasek (3)         11,000          .1%                  0          0%

Directors and Officers
 as a group (3 persons)     397,869         4.6%            301,078       31.5%

<F/N>
    _________________________________

        (1)Includes 100 shares of Class A Common Stock owned by Mr. Rego's wife,
    64,497 shares of Class A Common Stock owned by his children and assumes the exercise of options to purchase 9,000 shares of Class A Common Stock at $7.31 per share beginning July 28, 1994.

        (2)Includes 173,558 shares of Class A Common Stock owned by 11 trusts of which Mr. Rini has sole power as trustee to direct the voting and disposition of such shares, 3,599 shares of Class A Common Stock owned by Mr. Rini's wife and assumes the exercise of options to purchase 9,000 shares of Class A Common Stock at $7.31 per share beginning July 28, 1994.
    Business address is Riser Foods, Inc., 5300 Richmond Road, Bedford Heights,
    Ohio  44146.

        (3)Assumes the exercise of options to purchase 5,000 shares of Class A
    Common Stock at $10.31 per share beginning October 4, 1993 and the exercise of options to purchase 6,000 shares of Class A Common Stock at $7.31 per share beginning July 28, 1994.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Since the Effective Date, the Company has continued to lease from Seaway Development a warehouse on Aurora Road and its Cash-n-Carry facility on Woodland Avenue upon lease terms which were amended in April 1992 reducing the term of the leases to end on July 14, 1995 and granting the Company the right to purchase and Seaway Development the right to put to the Company these properties. Monthly base rental is $58,477.88 and $6,608.79 for the Aurora Road and Woodland Avenue properties, respectively. Payments under such leases, on an annual basis, total $781,040. The Company believes the terms and conditions of the leases from Seaway Development reflect current market rental rates and are at least as favorable to the Company as could be obtained from persons not related to the Company. Seaway Development has notified the Company of its intent to put these buildings to the Company pursuant to the lease terms for each property in the current fiscal year.

       Since the Effective Date, the Company has leased five retail supermarket locations from Rini Realty Company ("Rini Realty"), an Ohio corporation which is owned by affiliates of RRS, which include Charles A. Rini, Sr., a Director and President of RRS and a Director, President and Chief Operating Officer of Riser, Anthony Rini, a Director of Riser, Charles A. Rini, a Director of
Riser and Charles A. Rini, Jr., a Director of Riser. Since the Effective Date, the Company has also leased two retail supermarket locations from Rego Realty Company ("Rego Realty Company"), an Ohio limited partnership, which is owned by affiliates of RRS and Riser, including Anthony C. Rego, the Vice President and Secretary of RRS and the Chairman and Chief Executive Officer of Riser, Thomas
A. Rego, Senior Vice President and a Director of Riser, Joseph E. Crimaldi, Senior Vice President, Secretary and a Director of Riser and Charles A. Rego, Senior Vice President and a Director of Riser. The Company's management believes that the terms and provisions of such leases reflect terms and conditions which are customary in the retail grocery industry and are at least as favorable to RRS as could be obtained from persons unrelated to RRS. Each of the leases provides for a base rent plus additional percentage rent based on the lessee's gross sales from such location and allows for an adjustment in the base rent every five years. Each lease provides that the tenant will pay real estate taxes, assessments, common area maintenance charges, insurance charges and utility expenses. During the fiscal year ended July 2, 1994, the Company paid Rini Realty and Rego Realty annual fixed rent of $1,344,091 and $399,384, respectively.

       As of September 24, 1994 the Company had accounts and notes receivable of approximately $3,146,000 due from other members of the Stop-N-Shop Association. The Company has a 69% ownership and 38% voting interest in the Stop-N-Shop Association. The accounts and notes receivable are primarily related to arms length purchases of grocery related products and gift certificates from other members of the Stop-N-Shop Association.

       During the fiscal year ended July 2, 1994, the Company engaged Kohrman Jackson & Krantz as legal counsel. S. Lee Kohrman, a former director of the Company and director of Riser, is a partner in such law firm. In addition, Kohrman Jackson & Krantz serves as legal counsel to Riser and its subsidiaries.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

(A)    LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:


       1.      Financial Statements                              Page
               --------------------
               Report of Independent Public Accountants           25

               Consolidated Balance Sheets as of July 2, 1994
               and July 3, 1993                                   26

               Consolidated Statements of Income for the
               three fiscal years ended July 2, 1994              28

               Consolidated Statements of Stockholders' Equity
               for the three fiscal years ended July 2, 1994      30

               Consolidated Statements of Cash Flows for the
               three fiscal years ended July 2, 1994              31

               Notes to Consolidated Financial Statements         33

       2.      Financial Statement Schedules
               -----------------------------
               Financial Statement Schedules of the Company and its subsidiaries as required at the appropriate dates above are contained in the Notes to Financial Statements herein at the indicated locations.

               All other Financial Statement Schedules to the Consolidated Financial Statements required by Article 12 of Regulation S-X are not required under the related instruction or are inapplicable and therefore have been omitted.

               Schedule  II-   Amounts Receivable from
                               Related Parties and
                               Underwriters, Promoters
                               and Employees other than
                               Related Parties                     50

               Schedule  V-    Property, Plant and
                               Equipment                           51

               Schedule  VI-   Accumulated Depreciation,
                               Depletion, and Amortization
                               of Property, Plant and
                               Equipment                           52

               Schedule VIII-  Valuation and Qualifying
                               Accounts                            53



       3.      Exhibits
               --------
          >
          3.1       Articles of Incorporation (1)

          3.2       Code of Regulations (1)

          4.2       6-1/2% Convertible Subordinated Debentures due June 1, 1994
                    of Rini-Rego Supermarkets, Inc. ("Rini-Rego") (2)

          4.3       9-3/4% Subordinated Debentures due December 30, 2001 of
                    Rini-Rego (2)

          4.4       Trust Indenture between American Seaway Foods, Inc.
                    ("American") and Ameritrust Company National Association
                    ("Ameritrust") as Trustee dated as of December 1, 1991 (2)

         10.38      Purchase Agreement between Seaway Development Company,
                    American and Riser dated April 2, 1992 (2)




          10.39 Asset Purchase Agreement between Sysco Food Services of Cleveland, Inc., Sysco Corporation, Seaway Food Service, Inc. ("Seaway") and Riser dated April 1, 1992 (2)

          10.40 Note Purchase Agreement between Automated Cash Management Trust and American dated December 30, 1991 (2)

          10.41 Remarketing Agreement between American and Ameritrust dated as of December 1, 1991 (2)

          10.42 Amended and Restated Credit Agreement by and among Rini-Rego, Society National Bank as agent ("Society") for Society, The Bank of New York Commercial Corporation, PNC Bank, National Association and Star Bank, N.A. (collectively, the "Banks") dated as of May 27, 1993 (3)

          10.43 Amended and Restated Credit Agreement by and among American, Society and the Banks dated as of May 27, 1993 (3)

          10.44 Amended and Restated Security Agreement by and among Rini-Rego, Society and the Banks dated as of May 27, 1993 (3)

          10.45 Amended and Restated Security Agreement by and among American, Society and the Banks dated as of May 27, 1993 (3)

          10.46 Amended and Restated Security Agreement by and among Seaway, Society and the Banks dated as of May 27, 1993 (3)

          10.47 Amended and Restated Security Agreement by and among Fisher Properties, Inc. ("Fisher"), Society and the Banks dated as of May 27, 1993 (3)

          10.48 Amended and Restated Guaranty Agreement by Riser dated as of May 27, 1993 (3)

          10.49 Amended and Restated Guaranty Agreement by Rini-Rego dated as of May 27, 1993 (3)

          10.50 Amended and Restated Guaranty Agreement by American dated as of May 27, 1993 (3)

          10.51 Amended and Restated Guaranty Agreement by Seaway dated as of May 27, 1993 (3)

          10.52 Amended and Restated Guaranty Agreement by Fisher dated as of May 27, 1993 (3)

          10.53 Amendment No. 1 to Amended and Restated Guaranty Agreement by Riser dated May 16, 1994

          10.54 Amendment No. 1 to Amended and Restated Credit Agreement by and among Rini-Rego, Society and the Banks dated May 16, 1994

          21              Subsidiaries of the Registrant

          27 Financial Data Schedules (submitted to SEC for informational purposes only)


(B)  REPORTS ON FORM 8-K:

          None



___________________________

(1) Incorporated by reference from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 17, 1988.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K of Riser Foods, Inc. (Commission File No. 1-9914) as filed with the Securities and Exchange Commission on September 25, 1992.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K of Riser Foods, Inc. (Commission File No. 1-9914) as filed with the Securities and Exchange Commission on October 1, 1993.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        RINI-REGO SUPERMARKETS, INC.

                                        By: /s/ Charles A. Rini, Sr.
                                            ------------------------------
                                            Charles A. Rini, Sr.
                                            President and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Name                            Title                Date
        ----                            -----                ----
/s/ Charles A. Rini, Sr.   President                  September 23, 1994
- - - ------------------------   and Director
Charles A. Rini, Sr.

/s/ Anthony C. Rego        Vice President, Secretary  September 23, 1994
- - - ------------------------   and Director
Anthony C. Rego

/s/ Ronald W. Ocasek       Chief Financial            September 23, 1994
- - - ------------------------   Officer and Treasurer
Ronald W. Ocasek           (Principal Accounting
                           Officer)


                    Report of Independent Public Accountants

To Rini-Rego Supermarkets, Inc. and Subsidiaries:

       We have audited the accompanying consolidated balance sheets of RINI-REGO SUPERMARKETS, INC. (an Ohio corporation and subsidiary of Riser Foods, Inc.) AND SUBSIDIARIES as of July 2, 1994 and July 3, 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended July 2, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rini-Rego Supermarkets, Inc. and Subsidiaries as of July 2, 1994, and July 3, 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 2, 1994, in conformity with generally accepted accounting principles.

       As explained in Note 4 to the financial statements, effective July 4, 1993 the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109.

       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules contained in Note 14 to the financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Cleveland, Ohio,
September 12, 1994

                                                   RINI-REGO SUPERMARKETS, INC.
                                                   ----------------------------
                                                         AND SUBSIDIARIES
                                                         ----------------
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                      (dollars in thousands)

                                                              ASSETS
                                                              ------
                                                                             July 2,                    July 3,
                                                                               1994                     1993
                                                                           ---------                  ---------
CURRENT ASSETS:
         Cash and cash equivalents                                          $  4,376                   $  4,394
         Trade accounts receivable, net                                       38,460                     36,039
         Inventories                                                          74,279                     72,482
         Prepaid expenses                                                      4,854                      4,607
         Deferred income taxes                                                 6,583                        -
                                                                           ---------                  ---------
                 Total current assets                                        128,552                    117,522

PROPERTY, EQUIPMENT AND CAPITAL LEASES:
         Land                                                                  4,255                      4,128
         Buildings and improvements                                           42,408                     44,012
         Equipment                                                            71,723                     63,218
         Leasehold improvements                                               55,455                     45,685
                                                                           ---------                  ---------
                                                                             173,841                    157,043
         Less - Allowances for depreciation,
           amortization and loss on disposal
           of fixed assets                                                    65,308                     55,965
                                                                           ---------                  ---------
                                                                             108,533                    101,078

OTHER ASSETS:
         Notes receivable                                                     10,851                      6,529
         Deferred income taxes                                                 7,062                      5,921
         Other                                                                 2,519                      2,379
                                                                           ---------                  ---------
                                                                              20,432                     14,829
                                                                           ---------                  ---------
TOTAL ASSETS                                                                $257,517                   $233,429
                                                                           =========                  =========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                         RINI-REGO SUPERMARKETS, INC.
                         ----------------------------
                               AND SUBSIDIARIES
                               ----------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                   (dollars in thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                            July 2,                    July 3,
                                                                             1994                       1993
                                                                           ---------                  ---------
CURRENT LIABILITIES:
         Accounts payable                                                   $ 45,614                   $ 47,188
         Accrued expenses                                                     29,911                     31,675
         Current portion of-
           Debt                                                                4,306                      8,601
           Capital lease obligations                                           1,979                      1,569
           Self insurance reserves                                             3,750                      4,147
                                                                           ---------                  ---------
               Total current liabilities                                      85,560                     93,180


LONG-TERM PORTION OF:
         Debt                                                                 71,274                     56,318
         Capital lease obligations                                            12,404                     10,591
         Self insurance reserves                                              10,531                      9,660
                                                                           ---------                  ---------
                                                                              94,209                     76,569

OTHER LIABILITIES                                                             13,067                      6,349

DEFERRED INCOME TAXES                                                            -                          952

SHAREHOLDERS' EQUITY:
   Series A Preferred Shares - $100 par value;
         $8.00 cumulative convertible, nonvoting;
         30,000 shares authorized; 18,044
         shares outstanding in 1994 and 1993.                                  1,804                      1,804
   Common Shares - $.01 par value:
         Class A - 20,000,000 shares authorized;
           7,125,287 and 7,125,288 shares
           outstanding in 1994 and 1993,
           respectively.                                                          71                         71
         Class B - 5,000,000 shares authorized;
           955,613 shares outstanding in
           1994 and 1993.                                                         10                         10
   Paid-in capital                                                            35,546                     35,546
   Retained earnings                                                          27,250                     18,948
                                                                           ---------                  ---------
                                                                              64,681                     56,379
                                                                           ---------                  ---------
                                                                            $257,517                   $233,429
                                                                           =========                  =========

                        The accompanying Notes to Consolidated Financial Statements are an
                               integral part of these consolidated balance sheets.

                         RINI-REGO SUPERMARKETS, INC.
                         ----------------------------
                                AND SUBSIDIARIES
                                ----------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                 (in thousands, except share and per share data)


                                                                         Fiscal Year Ended
                                                         ------------------------------------------------
                                                           July 2,            July 3,           June 27,
                                                            1994               1993               1992
                                                         (52 Weeks)         (53 Weeks)         (52 Weeks)
                                                         ----------         ----------          ---------
NET SALES                                                $1,121,604         $1,108,178         $  979,277

COST OF GOODS SOLD                                          905,456            891,666            766,896
                                                         ----------         ----------          ---------
         Gross profit                                       216,148            216,512            212,381

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                  194,626            195,079            191,390

RESTRUCTURING CHARGE                                         12,000              5,000                960
                                                         ----------         ----------          ---------
         Operating income                                     9,522             16,433             20,031

OTHER INCOME (EXPENSE):
         Interest expense                                    (7,802)            (6,879)            (7,034)
         Interest income                                        788                511                748
                                                         ----------         ----------          ---------

NET INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM AND
  CHANGE IN ACCOUNTING PRINCIPLE                              2,508             10,065             13,745

PROVISION FOR INCOME TAXES:
         State and local                                         46                520              1,017
         Federal                                                882              3,335              4,605
                                                         ----------         ----------          ---------
                                                                928              3,855              5,622
NET INCOME BEFORE EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                         $    1,580         $    6,210         $    8,123


                                                                                    Fiscal Year Ended
                                                                   ---------------------------------------------------
                                                                    July 2,               July 3,            June 27,
                                                                      1994                 1993               1992
                                                                   (52 Weeks)           (53 Weeks)          (52 Weeks)
                                                                   ----------           ----------          ----------
NET INCOME BEFORE EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                        1,580                6,210               8,123

EXTRAORDINARY ITEM:
         Utilization of net operating loss
           carryforwards                                                  -                    253                 -
                                                                   ----------           ----------          ----------
NET INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                             1,580                6,463               8,123

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE:
           Accounting for income taxes                                  6,866                  -                   -
                                                                   ----------           ----------          ----------
NET INCOME                                                              8,446                6,463               8,123

LESS PREFERRED STOCK DIVIDENDS                                            144                  144                 144
                                                                   ----------           ----------          ----------
NET INCOME FOR COMMON SHAREHOLDERS                                 $    8,302           $    6,319          $    7,979
                                                                   ==========           ==========          ==========
NET INCOME PER COMMON SHARE:
         Net income before extraordinary
           item and cumulative effect
           of change in accounting
           principle                                               $      .18           $      .75          $      .99
         Extraordinary item:
           Utilization of net operating
             loss carryforwards                                           -                    .03                 -
         Cumulative effect of change in
             accounting principle:
             Accounting for income taxes                                  .85                  -                   -
                                                                   ----------           ----------          ----------
NET INCOME PER COMMON SHARE                                        $     1.03           $      .78          $      .99
                                                                   ==========           ==========          ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                8,080,901            8,080,901           8,080,885
                                                                   ==========           ==========          ==========

The accompanying Notes to Consolidated Financial Statements are an
                 integral part of these statements.


                         RINI-REGO SUPERMARKETS, INC.
                         ----------------------------
                               AND SUBSIDIARIES
                               ----------------
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               -----------------------------------------------
                                (in thousands)


                                     Preferred       Class A         Class B         Paid-In         Retained
                                       Stock          Common          Common         Capital         Earnings
                                     ---------       --------       ---------        --------        --------
BALANCE AT JUNE 29, 1991             $   1,805       $     71        $     10        $ 35,546        $  4,650

  Net income                                 -              -               -               -           8,123
  Preferred stock
    dividends of
    $8 per share                             -              -               -               -            (144)
  Stock conversions                         (1)            -                -               -               -
                                     ---------       --------       ---------        --------        --------
BALANCE AT JUNE 27, 1992                 1,804             71              10          35,546          12,629

  Net income                                -               -               -               -           6,463
  Preferred stock
    dividends of
    $8 per share                            -               -               -               -            (144)
                                     ---------       --------       ---------        --------        --------
BALANCE AT JULY 3, 1993                  1,804             71              10          35,546          18,948

  Net Income                                 -              -               -               -           8,446
  Preferred stock
    dividends of
    $8 per share                             -              -               -               -            (144)
                                     ---------       --------       ---------        --------        --------
BALANCE AT JULY 2, 1994              $   1,804       $     71       $      10        $ 35,546        $ 27,250
                                     =========       ========       =========        ========        ========

The accompanying Notes to Consolidated Financial Statements are an
               integral part of these statements.


                         RINI-REGO SUPERMARKETS, INC.
                         ----------------------------
                                AND SUBSIDIARIES
                                ----------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (in thousands)





                                                                      Fiscal Year Ended
                                                       -------------------------------------------------
                                                          July 2,           June 27,          June 27,
                                                           1994               1993              1992
                                                        (52 Weeks)         (53 Weeks)        (52 Weeks)
                                                       ------------       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $   8,446         $   6,463         $   8,123
     Adjustments to reconcile net income
         to net cash provided by
         operating activities:
            Cumulative effect of change in
              accounting principle                          (6,866)              -                 -
            Depreciation and amortization                   14,804            13,585            12,198
            Utilization of pre-acquisition
              NOL carryforward                                 627               483             1,541
            Loss on sale of assets                             639                82               131
            Deferred income taxes                           (3,896)           (1,765)           (1,335)
            Changes in assets and liabilities:
               Decrease (increase) in accounts
                 and notes receivable                       (6,743)          (10,278)              513
               Decrease (increase) in
                 inventories                                (1,797)           (5,985)            6,905
               Decrease (increase) in
                 prepaid expenses                             (247)             (602)            1,637
               Increase in other assets                       (763)             (477)             (259)
               Increase (decrease) in accounts
                 payable                                    (1,574)            6,298            (2,271)
               Increase (decrease) in self
                 insurance reserves                            474               731              (656)
               Increase (decrease) in accrued
                 expenses and other liabilities             10,395             7,786              (497)
               Change in other                                  95               136               109
                                                         ---------        ----------        ----------
     Net cash provided by
         operating activities                            $  13,594         $  16,457         $  26,139
                                                         ---------         ---------         ---------

                                                                                       Fiscal Year Ended
                                                                        ----------------------------------------------
                                                                         July 2,           July 3,           June 27,
                                                                          1994              1993               1992
                                                                        (52 Weeks)        (53 Weeks)        (52 Weeks)
                                                                        ----------        ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                             $ (27,132)        $ (25,807)         $ (25,849)
  Proceeds from sale of fixed assets                                          876             1,003              3,445
  Purchase of intangibles                                                     -                 -               (2,064)
                                                                        ----------        ----------         ----------
     Net cash used for investing activities                               (26,256)          (24,804)           (24,468)
                                                                        ----------        ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving lines of credit                                 917,069           633,021            437,451
  Repayments of revolving lines of credit                                (900,290)         (630,821)          (437,258)
  Repayment of term loans                                                     -                 -              (13,123)
  Borrowings through term loan                                                -              12,000                -
  Issuance of Variable Rate Demand Notes                                      -                 -               15,000
  Additions to mortgage notes payable                                       2,896               -                  -
  Additions to notes payable                                                  -                 -                  648
  Debt repayments                                                          (9,180)           (5,034)            (4,045)
  Additions to capital lease obligations                                    4,018             1,498              1,019
  Repayment of capital lease obligations                                   (1,725)           (1,234)              (983)
  Preferred stock dividends                                                  (144)             (144)              (144)
  Other                                                                       -                 -                 (474)
                                                                        ----------        ----------         ----------
     Net cash provided by (used for)
         financing activities                                              12,644             9,286            ( 1,909)
                                                                        ----------        ----------         ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                            (18)              939               (238)
CASH AND CASH EQUIVALENTS, AT BEGINNING
  OF YEAR                                                                   4,394             3,455              3,693
                                                                        ----------        ----------         ----------
CASH AND CASH EQUIVALENTS, AT END
  OF YEAR                                                               $   4,376         $   4,394          $   3,455
                                                                        ==========        ==========         ==========

SUPPLEMENTAL DATA:
  Interest paid                                                         $   7,627         $   7,585          $   6,528
                                                                        ==========        ==========         ==========

  Income taxes paid                                                     $   6,417         $   4,334          $   5,287
                                                                        ==========        ==========         ==========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                         RINI-REGO SUPERMARKETS, INC.
                         ----------------------------
                              AND SUBSIDIARIES
                              ----------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

(1)  Summary of Significant Accounting Policies:
     -------------------------------------------
         PRESENTATION -- Rini-Rego Supermarkets, Inc. (RRS or the Company), formerly known as Fisher Foods, Inc. (Fisher), is a wholly-owned subsidiary of Riser Foods, Inc. (Riser). The accompanying financial statements of the Company are presented on the "push down accounting" basis, for financial reporting purposes only, with the equity section of the accompanying balance sheet reflecting the equity of Riser.

         The separate financial statements of the Company would reflect the following shareholder equity amounts (in thousands):

                        July 2,         July 3,
                         1994            1993
                        -------         -------

Preferred stock         $ 1,811         $ 1,811
Common Stock              1,403           1,403
Paid-in capital          22,714          22,714
Retained earnings        37,279          28,977
                        -------         -------
                        $63,207         $54,905
                        =======         =======

         SEGMENT INFORMATION -- The Company is engaged in one business segment, the food distribution industry. The Company distributes national brand and private label products through Company-owned and other independently-owned retail stores throughout northeast and central Ohio and western Pennsylvania. The Company operates 42 retail locations in northeast Ohio. The following is a detail of the number of Company-owned stores by year:

                             1994       1993       1992
                             ----       ----       ----
     Beginning of year        45         51         50
     Opened                    2          1          2
     Closed                   (5)        (7)        (1)
                             ----       ----       ----
     End of year              42         45         51
                             ====       ====       ====

                                       33

         PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of RRS and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

         FISCAL YEAR -- The Company's fiscal year ends on the Saturday closest to June 30. Fiscal 1994 consists of the 52 weeks ended July 2, 1994. Fiscal 1993 consists of the 53 weeks ended July 3, 1993. Fiscal 1992 consists of the 52 weeks ended June 27, 1992.

         CASH EQUIVALENTS -- The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

         INVENTORIES-- Inventories are stated at the lower of cost or market. Cost is determined through the use of the last-in, first-out (LIFO) method for a majority of consolidated inventories: 72% at July 2, 1994 and 83% at July 3, 1993. The first-in, first-out (FIFO) method is used to determine cost for the remaining inventories which consist principally of perishable products and warehouse health and beauty care and general merchandise products.

         If the FIFO method had been used to determine cost for all Company inventories, total inventories would have been higher than reported by approximately $6,383,000 at July 2, 1994 and $6,869,000 at July 3, 1993.

         PROPERTY, EQUIPMENT AND CAPITAL LEASES-- Property and equipment are recorded at cost and depreciated using the straight-line method at annual rates sufficient to amortize the cost of the assets during their estimated useful lives. Accelerated depreciation methods are used for income tax purposes. Amortization of property under capital leases is computed using the straight-line method over the shorter of the estimated life of the asset or the term of the lease. The following range of depreciable lives are used:

                 Buildings and Improvements        19 to 40 years
                 Leasehold Improvements             5 to 20 years
                 Equipment                          3 to 15 years

         SELF INSURANCE RESERVES -- The Company is primarily self insured for property loss, general liability costs and workers' compensation. Estimated costs of these self insurance programs are accrued at current cost based on projected settlements for claims and include estimates for claims incurred but
not reported.   Any adjustments made to previously recorded reserves are
reflected in current operating results. Amounts charged to expense for self insured liabilities were $4,209,000, $4,529,000 and $3,029,000 in 1994, 1993 and 1992, respectively.

         REVENUE RECOGNITION -- Revenues from product sales are recognized upon shipment of the product from warehouse distribution to independently-owned retail stores and at the point of sale for Company-owned retail stores.

         STORE PRE-OPENING COSTS -- Store pre-opening costs, primarily employee training, inventory stocking and advertising, are charged to expense concurrent with store openings.

         RECLASSIFICATIONS -- Certain reclassifications have been made to prior year financial statements to conform with current year presentation. These reclassifications did not affect results of operations previously reported.

         NET INCOME PER SHARE -- Net income per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding. Outstanding stock options do not have a significant dilutive effect on net income per share.


(2)      Trade Accounts and Notes Receivable:
         ------------------------------------
         The Company's trade accounts and notes receivable are primarily with various wholesale customers which are engaged in retail food distribution in northeast and central Ohio and western Pennsylvania.

         The Company's notes receivable principally arise from the financing of store leaseholds, inventory and fixed assets related to the operations of the Company's independently-owned wholesale customers. Loans to independent retailers, as well as trade accounts receivable, are primarily collateralized by the retailers' inventory, equipment and fixtures. The notes range in length from 1 to 7 years and primarily bear interest at prime plus 1.0% or 1.5%. The estimated fair market value of the notes approximates their net carrying value at July 2, 1994 and July 3, 1993.

         Trade accounts receivable include $4,664,000 and $3,736,000 of the current portion of notes receivable at July 2, 1994 and July 3, 1993, respectively. Trade accounts receivable were net of an allowance for doubtful accounts of $3,295,000 at July 2, 1994 and $3,985,000 at July 3, 1993,
respectively.

(3)      Accrued Expenses:
         -----------------
         Accrued expenses included the following (in thousands):

                                                      1994          1993
                                                    ---------    ---------
                 Accrued payroll and related
                  expenses                          $  8,742     $  8,658
                 State and local taxes                 5,496        5,151
                 Accrued income taxes                  1,498        4,591
                 Closed facilities reserve,
                  current portion                      2,125        1,720
                 Other accrued expenses               12,050       11,555
                                                    ---------    ---------
                                                    $ 29,911     $ 31,675
                                                    =========    =========

(4)     Income Taxes:
        -------------
        At the beginning of 1994, the Company adopted the provisions of SFAS No. 109 "Accounting for Income Taxes". This statement requires that the liability method of accounting for income taxes be used rather than the deferred method previously used. The Company elected not to restate prior years' financial statements and the cumulative effect of this accounting change was to increase 1994 net income by $6,866,000 or $.85 per share. The cumulative effect is principally the result of benefiting the expected utilization of tax net operating loss carryforwards (NOL) and the adjustment of deferred tax balances to reflect changes in statutory rates.

        The income tax provision in the accompanying consolidated statements of income differs from the provision at statutory rates as follows (in thousands):

                                                                               1994             1993             1992
                                                                            ---------        ---------        ---------
         Income before income taxes,
           extraordinary item and
           change in accounting principle                                   $  2,508         $ 10,065         $ 13,745
                                                                            =========        =========        =========
         Tax provision at federal
           statutory rate - 34%                                             $    853         $  3,422         $  4,673

         State and local income taxes, net of
           federal income tax benefit                                             30              341              671
         Difference in financial reporting and
           tax basis of net assets acquired                                       -               270              120
         Excise tax on pension curtailment                                        -                -               144
         Stock option exercised                                                   -              (165)              -
         Other                                                                    45              (13)              14
                                                                            ---------        ---------        ---------
         Provision for income taxes                                         $    928         $  3,855         $  5,622
                                                                            =========        =========        =========


         The Company's income tax provision consists of the following components (in thousands):

                                                                               1994             1993             1992
                                                                            ---------        ---------        ---------
         Current:
           Federal                                                          $  3,351         $  4,364         $  4,399
           State and local                                                       846              520            1,017
                                                                            ---------        ---------        ---------
                                                                               4,197            4,884            5,416
         Deferred:
           Federal                                                            (3,096)          (1,765)          (1,335)
           State and local                                                      (800)             -                -
                                                                            ---------        ---------        ---------
                                                                              (3,896)          (1,765)          (1,335)
         Utilization of NOL                                                      627              736            1,541
                                                                            ---------        ---------        ---------
         Provision for income taxes                                         $    928         $  3,855         $  5,622
                                                                            =========        =========        =========

                 Deferred Taxes Resulted from:
                                                                               1994             1993             1992
                                                                            ---------        ---------        ---------
     Property depreciation and amortization                                 $     94         $   (124)        $   (476)
     Closed facilities reserve                                                (3,820)            (856)            (163)
     Self insurance reserves                                                    (170)            (254)             337
     Accruals not currently deductible                                          (183)            (273)            (382)
     Reserves currently (not currently)
       deductible                                                                252             (223)            (184)
     Other                                                                       (69)             (35)            (467)
                                                                            ---------        ---------        ---------
                                                                            $ (3,896)        $ (1,765)        $ (1,335)
                                                                            ---------        ---------        ---------



                 Significant components of the Company's net deferred tax asset at July 2, 1994 and July 3, 1993, after giving effect to SFAS No. 109, are as follows (in thousands):

                                                                                                At
                                                                               1994           Adoption
                                                                            ---------        ---------
         DEFERRED TAX LIABILITIES:
           Property, equipment and capital
             leases                                                         $ (5,619)        $ (5,459)
           State and local taxes other
             than income                                                        (459)            (402)
           Other                                                                 -                 (9)
                                                                            ---------        ---------
                                                                              (6,078)          (5,870)

         DEFERRED TAX ASSETS:
           Reserve for uncollectible accounts                                  1,280            1,440
           Closed facilities reserve                                           6,123            2,303
           Self insurance reserves                                             4,858            4,688
           Employees' retirement benefits                                      1,058            1,123
           Accruals not currently deductible                                   2,296            2,085
           Net operating loss carryforwards                                    7,782            8,409
           Other                                                                 974              814
                                                                            ---------        ---------
                                                                              24,371           20,862
         VALUATION ALLOWANCE                                                  (4,648)          (4,648)
                                                                            ---------        ---------
         NET DEFERRED TAX ASSET                                             $ 13,645         $ 10,344
                                                                            =========        =========

         The Company has gross NOL totaling $22,890,000 which expire as follows (in thousands):

                     Year                NOL
                     ----              --------
                     2000              $   643
                     2001               16,859
                     2002                5,388
                                       --------
                                       $22,890
                                       ========


SFAS No. 109 requires that the tax benefit of such NOL be recognized as an asset to the extent the Company assesses the utilization of such NOL to be "more likely than not". Based upon the Company's history of prior earnings, expectations for future earnings and tax regulations which limit the annual amount of NOL available for deduction, the Company does not currently believe it is more likely than not that the entire amount of NOL will be utilized before they expire. As such, a valuation allowance of $4,648,000 has been established due to the uncertainty of future NOL realization.

         Prior to the Company's adoption of SFAS No. 109, realization of these NOL was recognized as a reduction of purchase accounting for non-current assets until such time as the carrying values were written off. The Company utilized $2,166,000 and $4,532,000 of NOL in 1993 and 1992. On an after tax basis, $253,000 of the 1993 utilization was recognized as an extraordinary item after $483,000 was utilized to write-off the remaining balance of non-current purchase price assets. All of the 1992 utilization reduced non-current purchase price assets.

(5)      Long-Term Debt:
         ---------------
         Long-term debt is comprised of the following (in thousands):

                                                                                         1994            1993
                                                                                       --------       --------
         Borrowings under bank credit facility:
            Revolving lines of credit                                                  $37,802        $21,024
            Term loan                                                                    9,857         12,000

         Taxable Variable Rate Demand Notes                                             11,000         13,000

         9.75% Subordinated Debentures, less
            unamortized issuance discount of
            $1,362,000 and $1,484,000 at 1994
            and 1993, respectively, $655,000
            due annually beginning December 30,
            1997, with remainder due in 2001                                            11,730         11,608

         6.5% Convertible Subordinated
            Debentures due in June, 1994                                                   -            4,486

         Real estate mortgages at rates
            ranging from 7% to 10%                                                       4,588          2,074

         Other Notes Payable                                                               603            727
                                                                                       -------        -------
                                                                                        75,580         64,919
         Less - Current maturities                                                       4,306          8,601
                                                                                       -------        -------
                                                                                       $71,274        $56,318
                                                                                       --------       -------

         The Company's bank credit facilities (Facilities) provide for revolving lines of credit, letters of credit and a term loan up to an aggregate of $75 million. Borrowings under the revolving lines of credit are due in June 1996 but may be extended to June 1998 upon consent of the banks. The term loan is payable in quarterly installments of $428,571 over five years with a balloon payment due in April 1998. Borrowings under the lines of credit and term loan accrue interest at .5% over the Bank's Prime Interest Rate and are paid monthly. Commitment fees representing .25% per annum of the unused facilities plus agency fees of $2,500 per month are also paid monthly. Available unused borrowing capacity under these Facilities at July 2, 1994 was approximately $10.1 million.

         The Facilities consist of separate credit agreements for each of the Company's significant operating entities (collectively the Consolidated Credit Agreement). Borrowings under each individual facility cannot exceed 85% of the respective entities qualified receivables, plus from 55% to 65% of eligible inventory and 100% of eligible cash and cash equivalents, less certain reserves and obligations, all as defined in the Consolidated Credit Agreement. The Facilities are secured by substantially all the assets of RRS and each individual credit facility is cross-guaranteed by all other subsidiaries and guaranteed by Riser.

         Among other covenants, the Consolidated Credit Agreement requires that the Company maintain, on a consolidated basis, minimum levels of tangible net worth and cash flows and minimum ratios of liabilities to tangible net worth and capital expenditures to cash flows, which vary each fiscal year. The agreement further provides for limitations on dividends and capital expenditures. The Company is in compliance with or has obtained Bank waiver for all covenants at July 2, 1994.

         The Company's Taxable Variable Rate Demand Notes (Notes) bear interest at a variable rate based on the higher of the average 30-day or 90-day commercial paper rate, plus a market increment which at July 2, 1994 was .125%, payable monthly. Principal under the Notes is payable in annual installments of $2,000,000 through December 1, 1997 and $3,000,000 on December 1, 1998. The Notes are secured by a bank letter of credit. The bank letter of credit expires in June 1996, has an annual fee of 1% on the outstanding note balance, and is secured by the Facilities.

         Concurrent with the issuance of the Notes, the Company entered into an exchange transaction which fixed the higher of the 30-day or 90- day commercial paper rate at 6.50% through December 1, 1994 at dollar amounts which correspond to the Notes outstanding. The Company records interest expense on the Notes as if the interest rate was fixed at 6.5% and charges expense currently.

         The 9.75% Subordinated Debentures are recorded net of an original issue discount, based on an imputed interest rate of 12%, which is being amortized over the term of the indebtedness using the effective interest method. These debentures, originally issued by a subsidiary of the Company, require semiannual interest payments and may be redeemed at the Company's option at 100% of the principal amount.

         The Company redeemed the entire outstanding principal balance of the 6.5% Convertible Subordinated Debentures at their maturity date, June 1, 1994. One bondholder exercised the option to convert the debenture into 37 shares of the Company's common stock.

         Certain property and equipment, with an aggregate net value for financial reporting purposes of $25,284,000, was pledged to secure real estate first mortgages on July 2, 1994.

         Future maturities of long-term debt as of July 2, 1994, are summarized as follows (in thousands):

              1995                              $ 4,306
              1996                               42,140
              1997                                4,343
              1998                                8,025
              1999                                3,355
              2000 and thereafter                13,411
                                                -------
                                                $75,580
                                                =======

     No quoted market prices are available for any of the Company's long-term debt as it is not actively traded. Management, however believes the carrying values of the Company's borrowings under its bank credit facility, the notes and real estate mortgages approximate their fair values as all bear interest at current market rates. It was not practical to estimate the fair value of the Company's 9.75% subordinated debentures because of the inability to estimate fair value without incurring excessive costs.

(6)      Leases:
         ------
         The Company leases many of its retail store locations, warehouse facilities and certain operating equipment under capital and operating leases. Most of the retail store leases contain contingent rent clauses based on sales levels. In most instances, the Company has the option to extend the term of the lease. Some of the retail store locations and the warehouse facilities are leased from parties that are related through common ownership and control.

         Leased property under capital leases, which is included in property, equipment and capital leases, consisted of the following amounts (in thousands):

                 Building                              $11,916
                 Equipment                               6,535
                                                       -------
                                                        18,451
                 Less - Allowance for amortization      (8,106)
                                                       -------
                                                       $10,345
                                                       =======

         The following is a schedule of future minimum lease payments under noncancelable operating and capital leases as of July 3, 1993 (in thousands):

                             Operating Leases                       Capital Leases
                        Related            Unrelated          Related             Unrelated
                        -------            ---------          -------             ---------
1995                    $ 3,940             $ 11,166          $   166              $  3,363
1996                      3,052               10,865              166                 3,209
1997                      2,999               10,543              166                 2,942
1998                      2,794                9,445              180                 2,393
1999                      2,553                8,766              193                 2,082
Thereafter                8,747               57,867            1,646                 5,869
                        -------             --------          -------              --------
                        $24,085             $108,652            2,517                19,858
                        =======             ========
Less -
  Amounts representing
    executory costs                                                 -                  624
  Imputed interest                                              1,684                5,684
                                                              -------             --------
  Present value of net minimum
    lease payments                                                833               13,550

Less - Current portion                                              -                1,979
                                                              -------             --------
                                                              $   833             $ 11,571
                                                              =======             ========


         The Company also subleases certain of its leased retail store locations and a portion of its warehouses. Future minimum rental income under subleases of operating and capital leases at July 2, 1994 and July 3, 1993 amounted to $21,059,000 and $19,708,000, respectively.

         Total rental expense for unrelated operating leases was as follows (in thousands):

                                  1994               1993              1992
                                ---------         ---------          --------
Minimum rental                  $  8,656          $  8,184           $ 6,211
Contingent rental                    141               322               638
Sublease rental income            (1,976)           (1,538)           (1,386)
                                ---------         ---------          --------
                                $  6,821          $  6,968           $ 5,463
                                =========         =========          ========


        Total rental expense for related operating leases was as follows (in thousands):

                                    1994               1993            1992
                                 ---------          ---------        ---------
 Minimum rental                  $  2,211           $  2,557          $  2,723
 Contingent rental                     35                 72                69
 Sublease rental income              (591)              (464)             (395)
                                 ---------          ---------         --------
                                 $  1,655           $  2,165          $  2,397
                                 =========          =========         ========


(7)     Disposition of Facilities:
        --------------------------

        The Company provides for the estimated costs of closing facilities concurrent with making the decision to close. The types of costs provided include expected losses on disposal of assets, employee severance payments and other benefits for terminated employees, estimated withdrawal liabilities from multi-employer pension plans, certain fixed costs and future lease payments net of estimated sublease income.

        An analysis of the activity in the closed facilities reserve is as follows (in thousands):


                                    1994               1993             1992
                                  --------            -------         --------
Beginning balance                 $  5,923           $  3,566         $  3,483
Restructuring charges               12,000              5,000              960
Payments and other
 deductions                         (3,036)            (2,643)            (877)
                                  --------            -------         --------
Ending balance                    $ 14,887            $ 5,923         $  3,566
                                  ========            =======         ========


        The 1994 restructuring charge represents estimated costs associated with the Company's retail store consolidation plan in which the Company plans to close 14 small, outdated Company-owned retail stores representing approximately 456,000 square feet. These stores will be replaced by seven newer, larger stores representing approximately 431,000 square feet. Two of these newer stores will be operated by wholesale customers and the remaining five stores will be new or expanded Company-owned retail stores. At July 2, 1994, the Company had closed five of the stores included in the 1994 restructuring charge with the remaining nine stores to be closed over the next four years.

              The 1993 restructuring charge represented the estimated costs associated with the closing of seven retail stores including six Carl's or former Carl's stores. The 1992 restructuring charge represented the estimated costs associated with the closing of a former Carl's location. These closings were the result of the Company's decision to focus efforts on its core store format, Rini-Rego Stop-N-Shop.

              At July 2, 1994 the net book value of fixed assets and property pertaining to closed facilities was $7,741,000. An allowance to reduce these assets to their estimated net realizable value is included in the allowance for depreciation, amortization and loss on disposal, while the long-term portion of the reserve for closing facilities is classified in other liabilities on the accompanying balance sheets.

   (8)   Employee Benefit Plans:
         -----------------------
              The Company sponsors an employee savings plan (401(k)) for all non-union employees. Contributions to the plan are in the form of employee salary deferrals and Company matching funds. Amounts contributed and expensed for Company matching funds was $229,000 in 1994 and $65,000 in 1993. There were no Company matching funds in 1992.

              The Company also participates in various multi-employer pension plans. The plans provide for defined benefits to substantially all of the Company's union employees. Amounts charged to pension cost and contributed to the plans were approximately $4,789,000, $4,860,000, and $4,932,000 for 1994, 1993 and 1992, respectively. At the dates of the latest actuarial valuations, the aggregate withdrawal liability for the multi-employer pension plans totaled approximately $1,495,000.

              In December 1990, Statement of Financial Accounting Standards No. 106 "Accounting for Post-retirement Benefits other than Pensions" was issued. This standard requires that the expected cost of these benefits must be charged to expense during the years the employees render service. The Company does not have any significant post retirement benefits other than those disclosed in Note 11 which have been fully accrued.

   (9)   Capital Stock:
         --------------
         Each share of Series A Preferred stock is convertible, at the option of the holder, into 9.79 shares of Class A Common Stock and is redeemable, at the option of Riser, at $105 per share.

         The holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to 10 votes per share, except with respect to the election of Riser directors, at which time holders of Class A Common Stock will vote as a separate class and be entitled to elect 25% of the total number of Riser directors and the Class B Common Stockholders will elect the remaining Riser directors. Amounts shown on the balance sheet are net of 1,553,630 shares of Class A Common stock outstanding that are held by a Riser subsidiary.

          Riser has a Stock Incentive Plan which provides for both qualified and non-qualified stock options, as well as stock appreciation rights and restricted stock grants for employees, officers and directors of Riser. Under the terms of the plan, up to 500,000 Class A Common Shares may be the subject of options, stock appreciation rights or restricted stock grants. Stock options must be issued at not less than fair value of the Class A Common Stock at the date of grant and are exercisable for up to ten years from the date of grant. Options outstanding under this plan are as follows:

                                      Class A
                                      Common         Option Price
                                      Shares           Per Share
                                     --------        ------------
     Balance - June 29, 1991             -
       Granted                        91,600            $10.31
       Forfeited                     (11,700)           $10.31
       Exercised                         -                 -
                                     --------
     Balance - June 27, 1992          79,900            $10.31
       Granted                       184,700            $ 7.31
       Forfeited                     (10,600)        $7.31-$10.31
       Exercised                         -                 -
                                     --------
     Balance - July 3, 1993          254,000         $7.31-$10.31
       Granted                           -                 -
       Forfeited                     (20,400)        $7.31-$10.31
       Exercised                         -                 -
                                     --------
     Balance - July 2, 1994          233,600
                                     =======

     Available for future grants     266,400
                                     =======

          The options granted in 1993 and 1992 are non-qualified options for federal income tax purposes and are not exercisable until two years after grant.

          At the date of Riser's business combination, options to purchase shares of RRS common stock, issued pursuant to the RRS Stock Option Plan, were converted into options to acquire Riser Class A Common Stock. These outstanding options, totaling 7,000 at July 2, 1994, are at option prices ranging from $9.25 to $15.13.

(10)     Investment in Stop-N-Shop Supermarkets:
         ---------------------------------------
         The Company has a 69% ownership and 38% voting interest in the Association of Stop-N-Shop Supermarkets (Association), an association of Cleveland grocery retailers that provides combined advertising and other services to members. The Company accounts for this investment using the equity method of accounting.

         Amounts paid to the Association for services provided to the Company totaled approximately $7,265,000, $6,604,000, and $4,161,400 for 1994, 1993 and
1992, respectively. The trade accounts payable balance in the accompanying balance sheet includes amounts due the Association of approximately $895,000 at July 2, 1994 and $994,000 at July 3, 1993. The trade accounts receivable balance in the accompanying balance sheet includes amounts due from the Association of approximately $744,000 at July 2, 1994 and $216,000 at July 3, 1993.

(11)     Employees' Retirement Benefit:
         ------------------------------
         The Company maintains retirement benefit arrangements for certain former key executives of the Company. The plans primarily provide for payments to these executives for life with a three-year extension for surviving spouses. The Company recorded expense of $472,000 in 1993 and no expense in 1994 and 1992 related to these agreements. The amount accrued for these plans was $2,711,000 at July 2, 1994 and $2,898,000 at July 3, 1993.

(12)     Contingent Liabilities:
         ----------------------
         The Company is the guarantor of certain lease obligations and mortgages of Dominick's Finer Foods, Inc., a former subsidiary. The lease obligations covered total approximately $17,106,000 over the noncancelable term of the obligations, some of which extend to the year 2006. The Company has no collateral or security interests in the lease obligations or mortgages. Management believes that the contingent liability, if any, resulting from the guarantee of the obligations will not have a material adverse effect on the Company's consolidated financial position.

         Effective September 1988, Riser entered into an agreement with Electronic Data Systems Corporation (EDS) for the management and operation of the Company's data center. This agreement provides for minimum payments summarized as follows (in thousands):

                  1995                                $  3,259
                  1996                                   3,423
                  1997                                   3,584
                  1998                                   3,750
                  1999                                   1,948
                                                      --------
                                                       $15,964
                                                      ========

         The agreement expires in December, 1998 and may be terminated by either party upon six months notice and upon the payment of certain fees for termination.

         The Company is also involved in a number of other legal proceedings incidental to its business. Management believes that the liability, if any, resulting from all pending legal proceedings will not have a material adverse effect on the Company's consolidated financial position or the results of its operations.

(13)     Quarterly Financial Data (Unaudited):
         -------------------------------------
          (in thousands, except per share data)

                                                                        Quarter Ended
                                                   -----------------------------------------------------------
                                                   October          January          April 9,         July 2,
                                                   23, 1993         15, 1994            1994            1994
                                                  (16 Weeks)       (12 Weeks)       (12 Weeks)       (12 Weeks)
                                                   ---------        ---------        ---------        ---------
Net sales                                         $327,973         $270,765         $259,490         $263,376
Gross profit                                        63,061           51,330           49,214           52,543
Income (loss) before taxes
  accounting change                                  3,436            3,944           (9,564)           4,692
Net income (loss)
  before accounting change                           2,086            2,394           (5,874)           2,974
Accounting change                                    6,866              -                -                -
Net income (loss)                                    8,952            2,394           (5,874)           2,974

Net income (loss) per common
  share:
  Before accounting change                             .25              .29             (.73)             .37
  Accounting change                                    .85              -                -                -
                                                 ---------        ---------        ---------        ---------
Net income (loss) per common
  share                                           $   1.10         $    .29         $   (.73)         $   .37
                                                 =========        =========         ========        =========

                                                                            Quarter Ended
                                                   ----------------------------------------------------------
                                                   October          January          April 3,         July 3,
                                                   17, 1992         9, 1993             1993            1993
                                                  (16 Weeks)      (12 Weeks)       (12 Weeks)        (13 Weeks)
                                                   ---------        ---------        ---------        ---------
Net sales                                         $330,780         $263,626         $245,980         $267,792
Gross profit                                        65,042           50,978           47,423           53,069
Income (loss) before taxes
  and extraordinary item                             3,434           (1,707)           2,490            5,848
Net income (loss)
  before extraordinary item                          2,034           (1,007)           1,490            3,693
Extraordinary item                                     -                -                -                253
Net income (loss)                                    2,034           (1,007)           1,490            3,946

Net income (loss) per common
  share:
  Before extraordinary item                            .25             (.13)             .18              .45
  Extraordinary item                                   -                -                -                .03
                                                 ---------        ---------        ---------        ---------
Net income (loss) per common
  share                                           $    .25         $   (.13)        $    .18         $    .48
                                                 =========         ========         ========        =========




                                                                          Quarter Ended
                                                   -----------------------------------------------------------
                                                   October          January          April 4,         June 27,
                                                   19, 1991         11, 1992            1992             1992
                                                  (16 Weeks)       (12 Weeks)       (12 Weeks)      (12 Weeks)
                                                   ---------        ---------        ---------        ---------
Net sales                                         $303,096         $230,641         $223,518         $222,022
Gross profit                                        65,613           50,004           47,779           48,985
Income before income taxes                           4,276            3,779            2,233            3,457
Net income                                           2,476            2,179            1,333            2,135

Net income per common share                            .30              .27              .16              .26


(14)  Form 10-K Financial Schedules:
      ------------------------------

A.    Amounts Receivable from Related Parties, Underwriters, Promoters
      -----------------------------------------------------------------
      and Employees other than Related Parties (Form 10-K, Schedule II)
      -----------------------------------------------------------------



                                              Balance                                                               Balance
                                              July 3,                                                               July 2,
Name of debtor                                 1993                 Additions           Deductions                    1994
- - - --------------                               ----------             ----------           ----------                ----------
Rego Realty Company                          $  985,000             $    8,000            $ 209,000               $   784,000
Association of
  Stop-N-Shop
  Supermarkets                                  650,000                 10,000              660,000                      -
                                             ----------             ----------           ----------                ----------
                                             $1,635,000             $   18,000           $  869,000                $  784,000
                                             ==========             ==========           ==========                ==========

                                             Balance                                                                Balance
                                             June 27,                                                                July 3,
Name of debtor                                1992                 Additions            Deductions                    1993
- - - --------------                               ----------             ----------           ----------                ----------
Rego Realty Company                          $1,124,000             $   15,000           $ 154,000                 $  985,000
Association of
  Stop-N-Shop
  Supermarkets                                1,107,000                 57,300             514,300                    650,000
                                             ----------             ----------           ----------                ----------
                                             $2,231,000             $   72,300           $ 668,300                 $1,635,000
                                             ==========             ==========           =========                 ==========

                                                Balance                                                             Balance
                                                June 29,                                                            June 27,
Name of debtor                                    1991              Additions            Deductions                   1992
- - - --------------                               ----------             ----------           ----------                ----------
Rini Realty Company                          $  318,000             $   14,000           $  332,000                 $    -
Rego Realty Company                           1,203,000                 89,000              168,000                 1,124,000
Association of
  Stop-N-Shop
  Supermarkets                                    -                  1,355,000              248,000                 1,107,000
                                             ----------             ----------           ----------                ----------
                                             $1,521,000             $1,458,000           $  748,000                $2,231,000
                                             ==========             ==========           ==========                ==========

                                 In all years, these amounts have been classified in other assets.

B.   Property, Plant and Equipment (Form 10-K, Schedules V and VI)
     -------------------------------------------------------------
     (dollars in thousands)
     ----------------------

        Capitalized leases and construction in progress have been grouped with the appropriate asset classifications.

                                    Balance                                                          Balance
                                    July 3,      Additions         Retire-            Other          July 2,
Classification                       1993         at Cost           ments            Changes          1994
- - - ---------------                   ---------      ---------        ---------         ---------       ---------
Land                               $  4,128       $    127         $     -           $    -          $  4,255
Buildings                            44,012          1,273            2,877               -            42,408
Equipment                            63,218         15,093            6,588               -            71,723
Leasehold
  improvements                       45,685         10,639              869               -            55,455
                                   --------       --------         --------          --------        --------
                                   $157,043       $ 27,132         $ 10,334          $    -          $173,841
                                   ========       ========         ========          ========        ========


                                    Balance                                                          Balance
                                    June 27,      Additions         Retire-          Other            July 3,
Classification                       1992         at Cost           ments           Changes            1993
- - - ---------------                   ---------      ---------        ---------        ---------        ---------
Land                               $  4,089       $    418         $    379          $    -          $  4,128
Buildings                            45,118             55            1,161               -            44,012
Equipment                            54,885         10,188            1,855               -            63,218
Leasehold
 improvements                        30,688         15,146              149               -            45,685
                                   --------       --------         --------          --------        --------
                                   $134,780       $ 25,807         $  3,544          $    -          $157,043
                                   ========       ========         ========          ========        ========


                                    Balance                                                          Balance
                                   June 29,      Additions         Retire-           Other           June 27,
Classification                       1991         at Cost           ments           Changes            1992
- - - ---------------                   ---------      ---------        ---------        ---------        ---------
Land                               $  3,654       $    926         $    491          $    -          $  4,089
Buildings                            44,120          3,611            2,613               -            45,118
Equipment                            50,915         14,030           10,060               -            54,885
Leasehold
 improvements                        27,130          7,282            3,724               -            30,688
                                   --------       --------         --------          --------        --------
                                   $125,819       $ 25,849         $ 16,888          $    -          $134,780
                                   ========       ========         ========          ========        ========

    Accumulated depreciation and amortization of property, plant and equipment were as follows:

                                                  Additions
                                                  Charged
                                    Balance       to Costs                                          Balance
                                    July 3,          and            Retire-           Other         July 2,
Classification                       1993         Expenses           ments           Changes          1994
- - - ---------------                   ---------      ---------         ---------        ---------       ---------
Buildings                          $ 16,523        $  1,865         $  3,852          $    -         $ 14,536
Equipment                            26,432           7,896            4,051               -           30,277
Leasehold
  improvements                       10,747           5,126              546               -           15,327
                                   --------        --------         --------          -------        --------
                                   $ 53,702        $ 14,887         $  8,449          $    -         $ 60,140
                                   ========        ========         ========          =======        ========

                                                  Additions
                                                  Charged
                                    Balance       to Costs                                          Balance
                                    June 27,         and            Retire-           Other         July 3,
Classification                       1992         Expenses           ments           Changes          1993
- - - ---------------                   ---------      ---------         ---------        ---------       ---------
Buildings                          $ 14,523        $  2,577         $    577          $    -         $ 16,523
Equipment                            20,902           7,122            1,592               -           26,432
Leasehold
  improvements                        7,460           3,287                -               -           10,747
                                   --------        --------         --------          -------        --------
                                   $ 42,885        $ 12,986         $  2,169          $    -         $ 53,702
                                   ========        ========         ========          =======        ========

                                                  Additions
                                                  Charged
                                    Balance       to Costs                                          Balance
                                    June 29,         and            Retire-            Other        June 27,
Classification                       1991         Expenses           ments            Changes         1992
- - - ---------------                   ---------      ---------         ---------         ---------      ---------
Buildings                          $ 12,950        $  2,669         $  1,096          $    -         $ 14,523
Equipment                            24,078           6,427            9,603               -           20,902
Leasehold
  improvements                        7,959           1,814            2,313               -            7,460
                                   --------        --------         --------          -------        --------
                                   $ 44,987        $ 10,910         $ 13,012          $    -         $ 42,885
                                   ========        ========         ========          =======        ========



        Allowance for depreciation, amortization and loss on disposal of fixed assets included a reserve for loss on disposal of fixed assets of $5,168,000 at July 2, 1994 and $2,263,000 at July 3, 1993.

         C.         Valuation and Qualifying Accounts (Form 10-K, Schedule VIII)
                   -------------------------------------------------------------
                    (dollars in thousands)



                                        Balance         Additions         Recov-
                                          at             Charged          eries                              Balance
                                       Beginning        to Costs          Charged                            at End
                                          of              and            to Other                              of
       Description                      Period          Expenses         Accounts         Deductions         Period
- - - --------------------------             --------         --------         --------         ----------        ---------
Year Ended July 2, 1994
 Reserves deducted from
  asset accounts -
  Allowance for doubtful
   accounts                            $ 3,985          $ 1,898          $   -            $   2,588          $ 3,295

Year Ended July 3, 1993
 Reserves deducted from
  asset accounts -
  Allowance for doubtful               $ 3,339          $ 1,269          $   -            $     623          $ 3,985
   accounts

Year Ended June 27, 1992
 Reserves deducted from
 asset accounts -
  Allowance for doubtful
   accounts                            $ 2,432          $ 1,316          $   -            $     409          $ 3,339

                                EXHIBIT INDEX


10.53 Amendment No. 1 to Amended and Restated Guaranty Agreement by Riser dated May 16, 1994

10.54 Amendment No. 1 to Amended and Restated credit Agreement by and among Rini-Rego, Society and the Banks dated May 16, 1994

21     Subsidiaries of the Registrant

27 Financial Data Schedule (Submitted to SEC for informational purposes only)