Form 10-Q
period 1995-04-08
RINI REGO SUPERMARKETS INC
filed 1995-05-18
CIK 37180

                               Sequential Page 1 of 18

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C.  20549

                               FORM 10-Q

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 8, 1995

                                  or

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from

                      Commission File No. 1-6068

                     RINI-REGO SUPERMARKETS, INC.
        (Exact name of Registrant as specified in its charter)

                   Ohio                            34-0222970
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)            Identification No.)


           5300 Richmond Road, Bedford Heights, Ohio  44146
               (Address of principal executive offices)


Registrant's telephone number, including area code:  (216) 292-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                              Outstanding at
                                               May 8, 1995

    Common Stock, No Par Value                  3,536,577

PAGE

                               Sequential Page 2 of 18

                      PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


               RINI-REGO SUPERMARKETS, INC AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (In thousands of dollars)

                                               4/8/95     7/2/94
ASSETS                                        ---------- ----------
                                            (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                  $  3,535    $  4,376
  Trade accounts receivable, net               40,603      38,460
  Inventories                                  72,855      74,279
  Deferred income taxes                         6,583       6,583
  Prepaid expenses                              5,412       4,838
                                             ----------  ----------
                                              128,988     128,536

PROPERTY, EQUIPMENT AND CAPITAL LEASES         182,048     173,841
 Less-Allowances for depreciation, amorti-
 zation and loss on disposal of fixed assets    66,009      65,308
                                             ----------  ----------
                                              116,039     108,533

OTHER ASSETS:
 Notes receivable                               9,622      10,851
 Deferred income taxes                          7,062       7,062
 Other                                          2,130       2,535
                                             ----------  ----------
                                               18,814      20,448
                                             ----------  ----------
TOTAL ASSETS                                $ 263,841    $257,517
                                             ==========  ==========

PAGE

                               Sequential Page 3 of 18

                                               4/8/95     7/2/94
                                              ---------- ----------
                                            (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                             $  49,819   $ 45,614
 Accrued expenses                                39,780     29,911
 Current portion of long-term liabilities         9,775     10,035
                                              ---------- ----------
                                                99,374      85,560
LONG-TERM LIABILITIES:
 Debt                                            57,869     71,274
 Capital lease obligations                       12,253     12,404
 Self insurance reserves                         10,714     10,531

OTHER LIABILITIES                                11,184     13,067

STOCKHOLDERS' EQUITY:
 Preferred Stock--18,044 shares                   1,804      1,804
 Class A Common Stock--7,125,287 shares              71         71
 Class B Common Stock--955,613 shares                10         10
 Paid-in capital                                 35,546     35,546
 Retained earnings                               35,016     27,250
                                              ---------- ----------
                                                72,447      64,681
                                              ---------- ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 263,841   $257,517
                                              ========== ==========














        The accompanying Notes to Consolidated Condensed Financial
         Statements are an integral part of these balance sheets.

PAGE

                               Sequential Page 4 of 18

                RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (In thousands of dollars, except share and per share data)
                                (unaudited)
                            40 Weeks Ended         12 Weeks Ended
                          4/8/95     4/9/94     4/8/95    4/9/94
                       ---------- ----------  ---------- ----------
NET SALES               $ 904,224  $ 858,228 $ 275,405  $ 259,490
COST OF GOODS SOLD        726,073    694,623   220,564    210,276
                        ---------  ---------  ---------  ---------
  Gross profit            178,151    163,605    54,841     49,214
SELLING, GENERAL &
ADMINISTRATIVE EXPENSE     160,168    148,514     48,517     45,114
RESTRUCTURING CHARGE        -         12,000        -      12,000
                        ---------  ---------  ---------  ---------
Operating income (loss)     7,983      3,091     6,324    (7,900)

INTEREST EXPENSE           (5,901)    (5,855)    (1,811)    (1,837)
INTEREST INCOME               952        580        310        173
                        ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE AND INCOME
  TAXES                     13,034    (2,184)      4,823    (9,564)

PROVISION (CREDIT) FOR
  INCOME TAXES               5,160      (790)      1,920    (3,690)
                        ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                  7,874    (1,394)     2,903    (5,874)

CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE:
   Accounting for income
    taxes                    -         6,866       -          -
                        ---------  ---------  ---------  ---------
NET INCOME (LOSS)            7,874      5,472      2,903    (5,874)

LESS PREFERRED STOCK
  DIVIDENDS                   108        108         36         36
                        ---------  ---------  ---------  ---------
NET INCOME (LOSS)
APPLICABLE TO COMMON
STOCKHOLDERS             $   7,766 $    5,364  $   2,867  $ (5,910)
                        ========= =========  =========  =========

                               Sequential Page 5 of 18

                            40 Weeks Ended         12 Weeks Ended
                          4/8/95     4/9/94     4/8/95    4/9/94
                       ---------- ----------  ---------- ----------

PER SHARE DATA:
  INCOME (LOSS) BEFORE
    CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING
    PRINCIPLE          $     .96  $    (.19)  $     .35  $   (.73)

  CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING
    PRINCIPLE               -          .85         -         -
                        ---------  ---------  ---------  ---------


  NET (LOSS) INCOME    $     .96  $     .66   $    .35   $   (.73)
                        ========= =========  =========  =========

  COMMON STOCK DIVIDENDS    -          -           -         -
                        ========= =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING           8,080,900  8,080,901   8,080,900  8,080,901

                       =========  =========   =========  =========
















        The accompanying Notes to Consolidated Condensed Financial
           Statements are an integral part of these statements.

PAGE

                               Sequential Page 6 of 18

               RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (unaudited)

                            40 Weeks Ended          12 Weeks Ended
                         4/8/95      4/9/94      4/8/95    4/9/94
                        ---------   ---------   --------- ---------

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income (loss)      $  7,874    $  5,472    $   2,903  $ (5,874)

Adjustments to reconcile
net income (loss) to
net cash provided
by (used for)
operating activities:
 Depreciation & amort.   13,489      11,189       4,445      3,436

 Cumulative effect of
     change in accounting
     principle              -        (6,866)        -

 Changes in assets
     and liabilities     12,231     (15,747)     (1,088)   (5,605)
                       ---------   ---------   --------- ---------
Net cash provided by
 (use  for) operating
 activities              33,594      (5,952)      6,260    (8,043)
                       ---------   ---------   --------- ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:

Purchases of fixed
assets                 (22,487)    (19,255)     (6,538)   (4,201)

Proceeds from sales of
fixed assets             2,110         539       1,947        84
                      ---------   ---------   --------- ---------
Net cash used for
 investing
 activities            (20,377)    (18,716)     (4,591)   (4,117)
                      ---------   ---------   --------- ---------

PAGE

                               Sequential Page 7 of 18

                           40 Weeks Ended         12 Weeks Ended
                          4/8/95     4/9/94      4/8/95     4/9/94
                       ---------- ----------  ---------- ----------
CASH FLOWS FROM FINANCING
ACTIVITIES:

Borrowings under
revolving lines of
credit                 $ 501,017   $ 682,182   $ 152,800  $ 260,142

Repayments of revolving
lines of credit         (509,405)   (658,267)   (151,756) (248,037)

Additions to mortgage
notes payable               -          2,621        -           13

Reduction of long-term
debt                      (5,411)     (4,166)     (2,208)     (577)

Additions to capital
lease obligations          1,425       2,591        -          962

Repayments of capital
lease obligations         (1,576)     (1,263)       (501)     (413)

Preferred stock dividends   (108)       (108)        (36)      (36)
                        ---------   ---------   --------- ---------
Net cash provided by
(used for) financing
activities               (14,058)     23,590      (1,701)   12,054
                        ---------   ---------   --------- ---------
NET DECREASE IN CASH
AND CASH EQUIVALENTS        (841)     (1,078)        (32)     (106)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD        4,376       4,394       3,567     3,422
                        ---------   ---------   --------- ---------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD           $  3,535    $  3,316    $  3,535   $ 3,316
                        =========   =========   ========= =========
SUPPLEMENTAL DATA:
Interest Paid          $  5,785    $  5,421    $  1,570   $ 1,510
                       =========   =========   =========  ========
Income Taxes Paid      $  4,595    $  5,601    $  2,113   $ 2,909
                       =========   =========   ========= ========

        The accompanying Notes to Consolidated Condensed Financial
           Statements are an integral part of these statements.

                               Sequential Page 8 of 18
         RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          APRIL 8, 1995

(1)  Basis of Presentation:
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for the twelve and forty weeks ended April 8, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending July 1, 1995. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary for a fair statement of the financial position at the dates indicated and of the results of operations for the interim periods presented.

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

                                  4/8/95            7/2/94
                                 --------          --------
          Preferred Stock        $ 1,811           $ 1,811
          Common stock             1,403             1,403
          Paid-in capital         22,714            22,714
          Retained earnings       45,045            37,279
                                 --------          --------
                                 $70,973           $63,207
                                 ========          ========
(2)  Debt:
     The Company's bank credit facilities (the Facilities), which were increased by $10.0 million during the first quarter of 1995, provide for revolving lines of credit and letters of credit up to an aggregate of $69.0 million and a term loan which currently has $8.6 million outstanding. The Company increased its availability to meet the needs of its store remodelling and expansion plans.
The Facilities are secured by substantially all of the Company's assets. Facility fees and interest are paid monthly. Available unused borrowing capacity under the Facilities at April 8, 1995 was approximately $23.2 million.

     Subsequent to the end of the third quarter of fiscal 1995, the Facilities were amended, principally to extend the due date for PAGE

                               Sequential Page 9 of 18
borrowings under the revolving lines of credit to July 6, 1998 and to adjust the financial covenants to accommodate the Company's store remodelling and expansion plans. The amendment also provides for the Company's option to borrow funds under its revolving lines of credit and term loan at either .25% over the Bank's Prime Interest Rate or 2.50% over LIBOR.

(3)  Change in Accounting Principle - Accounting for Income Taxes:

     During the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). This statement requires that the liability method of accounting for income taxes be used rather than the deferred method previously used. The Company elected not to restate prior years' financial statements. The cumulative effect of this accounting change was to increase fiscal 1994 first quarter earnings by $6,866,000 or $.85 per share. The cumulative effect is principally the result of benefitting the expected utilization of net operating loss carryforwards (NOLs) and the adjustment of deferred tax balances to reflect changes in statutory rates.

     Significant components of the Company's net deferred tax asset as of April 8, 1995 and July 2, 1994 are as follows (in thousands):

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
                                               =========

PAGE

                               Sequential Page 10 of 18

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

     The Company's Statements of Operations for the twelve and forty weeks ended April 8, 1995 and April 9, 1994 reflect income tax provisions at the various statutory income tax rates to which the Company is subject. There were no significant differences between financial reporting and taxable income.

(4)  Employee Stock Option Plan:

     On February 14, 1995, the Company granted options to several key employees to purchase 226,500 shares of Class A Common Stock (the 1995 Options) under the Company's Stock Incentive Plan. The exercise price of the 1995 Options is $7.25 per share of Class A Common Stock which approximated fair market value at the date of grant. The 1995 Options will not become exercisable until February 14, 1997 (except in certain limited circumstances) and will expire on February 14, 2005 if not exercised. The 1995 Options are non-qualified options for Federal Income Tax purposes.

(5)  Restructuring Charge:

     The Company provides for the estimated costs of closing facilities concurrent with making the decision to close facilities. The types of costs provided in these restructuring charges include anticipated losses on the disposal of fixed assets, employee severance costs and other benefits for terminated employees, estimated withdrawal liabilities for multi-employer pension plans and future lease payments net of estimated sublease income.
PAGE

                               Sequential Page 11 of 18
     The $12 million Restructuring Charge recorded during the third quarter of fiscal 1994 reflected costs associated with the Company's store consolidation plan in which the Company planned to close 14 small, outdated Company-operated retail stores comprised of approximately 456,000 square feet. These locations will be replaced by seven newer, larger facilities representing approximately 431,000 square feet. Two of these newer locations will be operated by independently-owned retailers and the remaining five will be new or expanded Company-operated retail stores. At April 8, 1995, the Company has closed eight of the stores included in the 1994 Restructuring Charge with the remaining six stores to be closed over the next three years.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     The Company's net sales increased 6.1% in the third quarter ended April 8, 1995 and 5.4% year to date. The continued trend of increased sales over the prior year is attributed to the favorable impact of the Company's retail remodelling and merchandising programs and an improved economy in the Company's primary market area, northeast Ohio and western Pennsylvania. Year to date sales were also favorably impacted by a full forty weeks of operations of the Company's Health and Beauty Care/General Merchandise (HBC/GM) distribution facility compared to thirty-three weeks of operations in 1994.

     Wholesale sales, excluding engineering and other service related sales, increased 2.4% in the third quarter and 5.5% year to date. Independent retailers supplied by the Company's distribution facilities were also favorably impacted by stronger economic conditions in the Company's primary market area resulting in increased wholesale sales. Year to date wholesale sales have also been positively impacted by the acquisition of an HBC/GM distribution facility from its former HBC/GM supplier midway through the first quarter of 1994, which increased the Company's product offerings and added approximately 155 Hills Department Stores as new customers.

     The Company has continued to increase its wholesale sales penetration to existing customers primarily in perishable product lines while expanding its distribution territory. The Company continuously evaluates other markets outside its primary market area for potential distribution opportunities. Late in the second quarter of fiscal 1995 the Company opened a sales office in the Detroit area focusing on meat distribution.

     The Company's retail remodelling and restructuring programs have caused the consolidation of certain Company-operated retail

PAGE

                               Sequential Page 12 of 18
stores. The following table details the number and format of Company-operated retail stores between years:

                                    1995        1994
                                    ----        ----
      Open at beginning of year      42          45
      Opened                          -           1
      Closed                         (3)         (2)
                                    ----        ----
      Open at end of third quarter   39          44
                                    ====        ====

      Store Formats:
        Rini-Rego Stop-N-Shop        34          39
        Rini-Rego Marketplace         5           3
        Other                         -           2

     Sales in Company-operated retail stores increased 11.2% over last year in the third quarter and 7.8% year to date. Sales in the 37 Company-operated retail stores operating the same forty weeks in both years, increased 11.5% in the third quarter and 8.1% year to date. These same store sales gains, which include remodelled and expanded locations, were the result of the Company's remodelling program, aggressive merchandising, such as the introduction of the Company's Preferred Shoppers Club, and an improved economic climate. This increase represented the fifth consecutive quarter of same store sales gains. The loss of sales associated with the closing of five Company-operated stores between years was more than offset by the addition of two newer, larger Company-operated retail stores acquired in May 1994.

     Company programs to remodel and remerchandise Company-operated retail stores, which include the introduction of the Marketplace format, continued to be successful throughout the first three quarters of 1995. The Company's restructuring plan, where certain non-core stores were closed and certain core stores were
remodelled,   expanded or consolidated into larger retail
facilities, has also been successful, yielding continued sales growth and improved operating leverage. Since the first quarter of 1994, the Company has constructed or converted five former Rini-Rego Stop-N-Shop stores to its Marketplace store format. Marketplace stores are larger, containing approximately 70,000 square feet, and meet consumer's basic grocery needs while offering expanded product lines, with emphasis on high quality perishable departments and a wide variety of full service, consumer-oriented departments.

     Late in the first quarter of 1995, the Association of Stop-N-Shop Supermarkets, a northeast Ohio advertising co-operative which

PAGE

                               Sequential Page 13 of 18
includes all of the Company-operated retail stores, introduced a new target marketing campaign: Preferred Shoppers Club. Area shoppers receive a Preferred Shoppers Club card which entitles them to extra markdowns below weekly sale prices. This program is the first of its kind in northeast Ohio and allows the Company to offer its customers greater value. The program should ultimately enhance the Company's ability to track and understand customer purchasing habits and preferences. Sales in Company-operated retail stores, especially in the general grocery category, have been favorably impacted by the consumer's positive reception of the Preferred Shoppers Club.

     The continued trend of larger increases in same-store sales during the third quarter is attributed to the success of Company programs to remodel and remerchandise its stores and an improved economic climate in northeast Ohio. These factors, especially in its Marketplace stores, resulted in consumers increasing their average purchase and trading-up in many commodity lines.

     Gross profit, as a percentage of sales, increased from 19.0% in 1994 to 19.9% during the third quarter of 1995 and from 19.1% in 1994 to 19.7% year to date. The shift in the Company's sales mix from sales to independently-operated retail stores to sales in Company-operated retail stores, continues a trend from the fourth quarter of 1994. Sales to independently-operated retail stores traditionally carry a lower gross profit percentage than those in Company-operated retail stores. In the prior year, Company-operated retail stores accounted for 49.5% of Company sales in the third quarter and 50.6% year to date. During the third quarter and year to date in fiscal 1995, these percentages increased to 51.9% and 51.8%, respectively.

     Selling, general and administrative (SG&A) expenses, as a percentage of sales, increased from 17.4% in 1994 to 17.6% during the third quarter and from 17.3% in 1994 to 17.7% year to date. Company programs to remodel and remerchandise Company-operated retail stores, which have proven successful at increasing sales and gross profit percentages, also demand higher SG&A expenses particularly occupancy and depreciation. Additionally, the aforementioned shift to sales in Company-operated retail stores, which demand higher SG&A expenses, especially labor costs, has also contributed to the Company's increased SG&A percentage.

     The Company recorded a $12 million dollar Restructuring Charge in the third quarter of 1994 to account for its store consolidation plan. This plan includes closing and consolidating certain Company-operated retail stores, replacing them with new or remodelled Company-operated retail stores or new or remodelled stores to be operated by independently-owned retailers. This charge included a $4 million non-cash charge to write down assets to their net realizable value and a $8 million charge for future

PAGE

                               Sequential Page 14 of 18
cash expenditures, principally occupancy costs net of expected sublease income. The Company plans to operate approximately 35 to 40 expanded or newly remodelled Company-operated retail stores by the end of fiscal 1998. Through the third quarter of 1995 the Company has closed eight stores included in the 1994 Restructuring Charge.

     Interest expense decreased $26,000 in the third quarter but increased $46,000 year to date. The third quarter decrease was related to lower borrowing levels under the Company's bank credit facilities and scheduled debt repayments. Lower borrowing levels under the bank credit facilities were the result of continued Company programs to reduce its investment in distribution inventories and increase inventory turns. At April 8, 1995, distribution inventory levels were 20.7% lower than that of the previous year. Lower debt levels were partially offset by an increase in the Company's average interest rate charged under its bank credit facilities from 6.5% in the prior year to 8.5% during the current year. This increase is a function of increases in the Bank's Prime Lending Rate. Year to date, this rate increase more than offset the Company's reduced borrowings.

     Interest income increased $137,000 during the third quarter and $372,000 year to date. The Company loans money to independent retail operators for store remodelling and improvement projects. These loans generally bear interest at Prime + 1.50%. The increase in interest income is primarily the result of the increasing interest rates noted above.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109). This statement requires that the liability method of accounting for income taxes be used rather than the deferred method previously used. The Company adopted the provisions of SFAS No. 109 during the first quarter of 1994. The Company elected not to restate prior year's financial statements and recorded a one-time income item of $6.9 million to reflect the cumulative effect. See Note (3) of the Notes to Consolidated Condensed Financial Statements for further discussion.

     The Company provided for income taxes at an effective rate of 39.5% in fiscal 1995 compared to 36.2% in fiscal 1994. Taxes were provided at the various statutory income tax rates to which the Company is subject. There were no significant permanent differences between financial reporting and taxable income.

Liquidity and Sources of Capital:

     The Company's primary source of capital has historically come from internally generated funds. However, the Company's intensified capital expenditure requirements and higher 1994

PAGE

                               Sequential Page 15 of 18
working capital needs have increased the Company's reliance on its bank credit facilities. Company programs to increase distribution inventory turns, which began in the first quarter of 1995, reduced working capital requirements and lowered borrowing levels. Greater working capital requirements associated with the Company's HBC/GM acquisition also increased the Company's utilization of its revolving credit facility in the prior year.

     Operating activities generated $33.6 million of cash compared to the utilization of $6.0 million of cash in the prior year. The success of Company programs to lower distribution inventory levels (from $61.2 million at April 9, 1994 to $48.5 million at April 8,
1995) and to increase inventory turns has resulted in a greater percentage of distribution inventories being financing through trade accounts payable, without extending vendor terms, rather than through the Company's revolving credit facilities.

     Cash provided by operating activities included net income of $7.9 million, non-cash charges for depreciation and amortization of $13.5 million and a LIFO provision of $1.5 million. Significant balance sheet changes included increased accounts payable of $4.2 million and accrued expenses and other liabilities of $8.0 million, which were partially offset by increases in accounts receivable of $1.0 million and prepaid expenses of $.5 million.

     Working capital decreased $13.4 million from $43.0 million at the end of fiscal 1994 to $29.6 million at the end of the third quarter of 1995. The Company's ratio of current assets to current liabilities decreased to 1.30:1 at the end of the third quarter from 1.50:1 at the end of 1994. The Company's ratio of total liabilities to equity improved to 2.64:1 at the end of the third quarter from 2.98:1 at the end of 1994. These trends are consistent with the reduction of working capital demands which began in the first quarter of 1995 as discussed above.

     Through the third quarter of 1995, the Company utilized $22.5 million of cash flow for capital expenditures, principally for its retail store remodelling and expansion program ($18.5 million), improved distribution facilities and equipment ($2.1 million) and upgrades of its data processing systems and corporate facilities ($1.9 million). This level of capital expenditures was slightly higher than the same period last year. The capital expenditures level for 1995 is expected to exceed that of 1994. At the end of the third quarter, the Company had completed four major retail store remodelling projects with one additional retail project under construction. This project will be completed after year end.

     The Company anticipates it will maintain its current level of capital expenditures ($25-35 million) over the next four fiscal years until it has completed the remodelling or expansion of its core stores. As part of the Company's restructuring plan, the company has continued to expand the average square footage of its PAGE

                               Sequential Page 16 of 18
core stores, adding approximately 27,500 square feet of new retail space during the first three quarters of 1995.

     The Company is also required, pursuant to the terms of its lease, to purchase its Aurora Road warehouse facility and Cash-N-Carry branch in July 1995 for $6 million. The Company believes that cash flow from operations and the unused portion of the bank credit facilities ($23.2 million at the end of the third quarter) will adequately fund planned capital expenditures, normal ongoing business activities and scheduled debt principal repayments.

     The Company's labor contract for its principle distribution facility expired April 1, 1994 and the Company continues to bargain in good faith with the union's negotiating committee. The Company does not anticipate any business disruptions as a result of these negotiations and hopes to resolve this matter as quickly as practical.
PAGE

                               Sequential Page 17 of 18


                         PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.55     Amendment No. 2 to Amended and Restated
                    Guaranty Agreement by Riser dated October 6,
                    1994

          10.56 Amendment No. 2 to Amended and Restated Credit Agreement by and among Rini-Rego Supermarkets, Inc. ("Rini-Rego"), Society National Bank ("Society") and the banks dated October 6, 1994


          10.57 Amendment No. 1 to Amended and Restated Credit Agreement by and among American Seaway Foods,
                    Inc. ("Seaway"), Society and the banks dated
                    October 6, 1994

          10.58     Amendment No. 3 to Amended and Restated
                    Guaranty Agreement by Riser dated April 28,
                    1995

          10.59 Amendment No. 3 to Amended and Restated Credit Agreement by and among Rini-Rego, Society and the banks dated April 28, 1995


          10.60 Amendment No. 2 to Amended and Restated Credit Agreement by and among Seaway, Society and the banks dated April 28, 1995

     (b)  Reports on Form 8-K

                    None











PAGE

                               Sequential Page 18 of 18


                           SIGNATURES


     Pursuant to the requirements of section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    RINI-REGO SUPERMARKETS, INC.
                                    (Registrant)




                                    /s/ Charles A. Rini, Sr.
May 17, 1995                        By: Charles A. Rini, Sr.
                                    President and Director






                                    /s/ Ronald W. Ocasek
May 17, 1995                        By: Ronald W. Ocasek
                                    Chief Financial Officer and
                                    Treasurer, (Principal
                                    Accounting Officer)

PAGE