Form 10-Q/A
RINI REGO SUPERMARKETS INC
filed 1995-05-25
CIK 37180

                               Sequential Page 1 of 11

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C.  20549

                           FORM 10-Q/A No. 1

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

                               Sequential Page 2 of 11

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

                               Sequential Page 3 of 11

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

                               Sequential Page 4 of 11

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
                        ========= =========  =========  =========

                               Sequential Page 5 of 11

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

                               Sequential Page 6 of 11

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

PAGE

                               Sequential Page 7 of 11

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

                               Sequential Page 8 of 11
         RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          APRIL 8, 1995

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

     Subsequent to the end of the third quarter of fiscal 1995, the Facilities were amended, principally to extend the due date for PAGE

                               Sequential Page 9 of 11
borrowings under the revolving lines of credit to July 6, 1998 and to adjust the financial covenants to accommodate the Company's store remodelling and expansion plans. The amendment also provides for the Company's option to borrow funds under its revolving lines of credit and term loan at either .25% over the Bank's Prime Interest Rate or 2.50% over LIBOR.

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
                                               =========

PAGE

                               Sequential Page 10 of 11

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

                               Sequential Page 11 of 11

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


                           SIGNATURES


     Pursuant to the requirements of section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    RINI-REGO SUPERMARKETS, INC.
                                    (Registrant)





                                    /s/ Ronald W. Ocasek
May 24, 1995                        By: Ronald W. Ocasek
                                    Chief Financial Officer and
                                    Treasurer, (Principal
                                    Accounting Officer)

PAGE