Form 10-K405
period 1995-07-01
RINI REGO SUPERMARKETS INC
filed 1995-09-29
CIK 37180

============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 1, 1995
                                               ------------
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM   N/A
                                                     -----

                       COMMISSION FILE NUMBER     1-6068
                                                  ------

                        RINI-REGO SUPERMARKETS, INC.
                  ----------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            OHIO                                        34-0222970
-------------------------------            ---------------------------------
(STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

5300 RICHMOND ROAD, BEDFORD HEIGHTS, OHIO                  44146
-----------------------------------------                ----------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (216) 292-7000
                                                           --------------
                           _______________________


         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

9.75% SUBORDINATED DEBENTURES DUE DECEMBER 30, 2001 CINCINNATI STOCK EXCHANGE
--------------------------------------------------- -------------------------
             (TITLE OF EACH CLASS)                   (NAME OF EACH EXCHANGE
                                                       ON WHICH REGISTERED)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

          6.5% CONVERTIBLE SUBORDINATED DEBENTURES DUE JUNE 1, 1994
        ------------------------------------------------------------
                              (TITLE OF CLASS)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X     NO
                                                ---       ---

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

===========================================================================

===========================================================================


         THE TOTAL MARKET VALUE OF REGISTRANT'S COMMON STOCK, WITHOUT PAR VALUE, HELD BY PERSONS WHO ARE NOT AFFILIATES OF REGISTRANT WAS $457.88.*

         THE REGISTRANT HAD 3,536,577 SHARES OF CLASS A COMMON STOCK, WITHOUT PAR VALUE, ISSUED AND OUTSTANDING ON SEPTEMBER 8, 1995.









________________________________

   * This value assumes that the Common Stock, without par value, has the same market value as the Class A Common Stock, $.01 par value, of Riser Foods, Inc. of $12-3/8 per share on September 8, 1995.


===========================================================================

                                     PART I

ITEM 1.  BUSINESS

         Rini-Rego Supermarkets, Inc. ("RRS" or the "Company") was incorporated under the laws of the State of Ohio on May 25, 1908. The Company and its subsidiaries are engaged in the distribution of groceries and related items. All references to RRS or the Company include RRS and its consolidated subsidiaries.

Retail Supermarket Operations
-----------------------------

         As of July 1, 1995, the Company operated 38 retail supermarkets in the greater Cleveland area, 33 of which operate under the conventional "Rini-Rego Stop-N-Shop" format, and five of which operate under the updated and expanded "Rini-Rego Stop-N-Shop Marketplace" format.

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

         The Company's retail stores offer a large selection of food items, including dry groceries, meat, dairy, produce, frozen foods, deli products and baked goods, as well as a number of non-food items such as greeting cards and health and beauty care items. Certain of the Company's stores also contain specialty departments such as "fresh to go" prepared foods, service meat, service seafood, floral and general merchandise departments. Services, which include pharmacies, banking and debit and credit card payment options, are also available in certain locations.

         During the fiscal year ended July 2, 1994 (the "1994 Fiscal Year"), the Company introduced its "Marketplace" format with the opening of three new or expanded supermarket locations. The Company's Marketplace stores are larger than the Company's conventional stores, ranging in size from approximately 60,000 to 70,000 square feet, and feature updated decor packages and fixturing with broader selections of traditional merchandise and additional emphasis on fresh, high quality perishables, prepared food items and a variety of service departments such as one- hour photo processing and full service in-store banking. During the fiscal year ended July 1, 1995 (the "1995 Fiscal Year"), the Company converted two of its conventional stores to the Marketplace format and expanded and remodelled two of its conventional stores.

         Advertising and promotion are important factors in the Company's merchandising strategy. All of the Company's stores are affiliated with the Association of Stop-N-Shop Supermarkets, an association of independent grocery retailers established as a cooperative advertising and purchasing organization (the "Association"). The Association advertises in newspapers, circulars, and television and radio advertising comparable to the other supermarket companies which operate in the northeast Ohio market area. This advertising generally features high demand products at competitive prices. During the 1995 Fiscal Year, the Association introduced the Preferred Shoppers Club program, which is a free membership club that offers special values to member-customers and, in the future, will allow the Company to focus on specific customer segments and better understand household buying behavior.

Wholesale Operations
--------------------

         The Company operates one of the largest wholesale grocery distribution operations in the Midwest doing business as "Seaway". The Company supplies national brand, regional brand and private label products to Company-operated retail stores, other independently-operated retail grocery chains and independent grocers, primarily in northeastern Ohio, and to a lesser extent, in central Ohio, western Pennsylvania and southeastern Michigan. During the 1995 Fiscal Year, in connection with the Company's expansion of its wholesale operations into the greater Detroit metropolitan area, the Company opened a sales office in a suburb of Detroit.

         The Company is continually in the process of expanding its wholesale customer base by upgrading its available product lines to include a wider assortment of grocery, frozen foods, dairy, meat, produce and bakery items.
The Company offers its wholesale customers a wide variety of operational support services which include advertising, promotion, marketing and merchandising services, retail operations counseling, and technical and information systems support. In addition, the Company assists wholesale customers in the upgrading and/or enlarging of their stores by providing inventory and equipment financing, store layout, equipment planning and design, and engineering and construction services.

         The Company utilizes an on-line computerized buying and inventory control system for the purchase and sale of its inventory. The Company purchases the majority of its products from large, national manufacturers of consumer foods and grocery-related products and the remainder of its products from several other suppliers. The Company is also a member of various purchasing cooperatives which provide the Company with enhanced purchasing opportunities and assistance with the development of its private label program.

         The Company operates its own health and beauty care/general merchandise ("HBC/GM") distribution facility which supplies Company- operated retail stores, other independently-operated retail grocery chains, independent grocers, a deep discount drug chain and a mass merchandising chain. The Company also operates the Eagle Ice Cream Company, which manufactures branded ice cream and distributes purchased ice cream and novelty products to Company-operated retail stores, other independently-operated retail grocery chains, independent stores and a national food service distribution company.

         Consistent with the industry practices of other food distribution retailers and wholesalers, the Company maintains inventory levels at its distribution centers and retail locations at levels which minimize out of stock products for its customers. The Company permits the return of damaged or defective products from customers.

Competition
-----------

         The supermarket industry is highly competitive and may be affected by general economic conditions. During the past several years, competition in the northeast Ohio market area has been extremely intense due in part to a stagnant or declining consumer population and the entry of a number of significant new competitors. The Company estimates that it is one of the largest retailers, in terms of grocery sales, in the northeast Ohio market area.

         Company-operated retail stores primarily compete with regional supermarket chains and voluntary supermarket associations. The Company also competes with general merchandise stores that also sell grocery products, warehouse/wholesale clubs, convenience stores and deep discount drug stores. The principal areas of competition pertain to price, selection and quality of perishables and other food products, customer service, store condition and store location. These companies compete with the Company's stores at the retail level and the Company's wholesale customers at the wholesale level.

         Since demographic trends reflect a shift in consumer population from those heavy-industry based regions of the U.S., like northeast Ohio, to service oriented and sun-belt regions, the Company must continually emphasize customer service and value to maintain its market share and compensate for the lack of population growth in the Company's market area.

         The wholesale food distribution industry is also highly competitive in the market area served by the Company. Management believes that the principal competitive factors include price, breadth of product line and the availability of support services to its wholesale customers. The Company competes directly with regional and national wholesalers.

Seasonality and Regulation
--------------------------

         The Company's business is generally not seasonal in nature. The Company anticipates that its compliance with federal, state and local laws relating to the protection of the environment has not had and is not expected to have a significant effect on the Company's capital expenditures, earnings or competitive position.

Customers and Suppliers
-----------------------

         No single customer or group of customers under common control accounted for 10% or more of the Company's consolidated revenues for the 1995 Fiscal Year. Groceries, general merchandise and raw materials are generally available from many sources.

Corporate Background
--------------------

         On June 2, 1988, the Company's common and preferred shareholders approved a Plan and Agreement of Merger dated as of April 7, 1988 providing for the merger of Cleveland Food Sub, Inc., a wholly owned subsidiary of Riser Foods, Inc. ("Riser"), with and into the Company (then known as Fisher Foods, Inc. ("Fisher")), wherein the Company became the surviving corporation and a subsidiary of Riser (the "Merger"). Simultaneously with the Merger, Riser also became the parent company of Rini Holding Company ("Rini"), Rego Supermarkets, Inc. ("Rego"), and American Seaway Foods, Inc. and two of its affiliated partnerships (collectively, "Seaway"), through the exchange of Riser stock for the stock of Fisher, Rini, Rego and Seaway (the "Combination") which was effective June 8, 1988 (the "Effective Date").

         On the Effective Date, the Company's Common Stock, without par value ("Common Stock") ceased trading on the New York Stock Exchange. Each share of Fisher Common Stock issued and outstanding at the Effective Date was exchanged for one share of Riser Class A Common Stock, $.01 par value, and each share of Fisher Preferred Stock, without par value, was exchanged for one share of Riser
Series A Cumulative Convertible Preferred Stock, $100 par value.   Following
the Effective Date, Riser consolidated the wholesale operations of Seaway and Fisher into one operating unit and consolidated its retail operations through the merger of Rini and Rego into Fisher and changed Fisher's name to Rini-Rego Supermarkets, Inc.

Employees
---------

         As of July 1, 1995, Riser employed approximately 5,300 persons, on both a full and part-time basis. The majority of the Company's work force is unionized and are members of either the United Food and Commercial Workers Union, Local No. 880 (retail) ("Local 880") or the International Brotherhood of Teamsters, Local No. 507 (wholesale) ("Local 507"). The Company's contract with Local 880, which is negotiated through the Cleveland Food Industry Committee whose members include other members of the Stop-N-Shop Association and the Company's primary competitors, First National Supermarkets, Inc. and Heinen's, is in effect until September 8, 1996. The Company's contract with Local 507 is in effect until April 1, 1998.

ITEM 2.  PROPERTIES

         The Company owns a warehouse and office facility in Bedford Heights, Ohio containing approximately 850,000 square feet which serves as the Company's corporate headquarters and principal distribution center. The Company also owns the following properties: a warehouse, office facility and garage in Maple Heights, Ohio containing approximately 356,000 square feet, approximately 349,000 square feet of which is used in its HBC/GM operations and approximately 7,000 square feet is subleased to an unaffiliated company; a warehouse facility in Bedford Heights, Ohio containing approximately 305,000 square feet, all of which is subleased to three unaffiliated parties; a warehouse and office facility in Cuyahoga Heights, Ohio containing approximately 187,000 square feet of which approximately 140,000 square feet is leased to others and the remainder is used in its wholesale operations; a warehouse facility in Cleveland, Ohio containing approximately 29,100 square feet which is used in its wholesale operations; and an ice cream plant in Bedford, Ohio containing approximately 39,000 square feet.

         Five retail store properties are owned by the Company, three of which are used in its retail operations and two of which are subleased to unaffiliated parties. Most of the Company's leased properties are under long-term leases of varying terms, the majority of which obligate the Company to pay certain increases in property taxes and insurance and to pay additional rent based on a percentage of sales at that particular location. As of July 1, 1995, the aggregate minimum annual rentals of all operating and capital leases with initial noncancellable terms of more than one year were approximately $15,723,000.

         In July 1995, pursuant to put options contained in leases with Seaway Development Company ("Seaway Development"), the Company was required to purchase two buildings which it had been leasing at a purchase price of $6,000,000. Seaway Development is an Ohio general partnership whose partners were shareholders of Seaway prior to the Combination. During the 1995 Fiscal Year, an unaffiliated Company which had been leasing a warehouse facility from the Company exercised its option to purchase this building for $1,580,000.


ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is a party which are material to its business, financial condition or results of operations or which would otherwise be required to be disclosed under this item.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         Not Applicable


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS


Market Information
------------------

         The Company's Common Stock ceased trading on the New York Stock Exchange on June 8, 1988. As such, there is no established public trading market for the Company's Common Stock and stock price information is not available.

Shareholders
------------

         As of September 8, 1995 there were 2 shareholders of record of the Company's Common Stock.

Dividends
---------

         It is the Company's current policy to retain earnings of the Company in order to fund capital expenditures, which have primarily been used to expand or remodel its existing retail store locations. The Company has not paid any dividends on its Common Stock in the last two fiscal years. The payment of dividends is also subject to restrictions contained in the Company's credit facility.

         On September 8, 1995, the Board of Directors of Riser declared an initial regular quarterly dividend of $.05 per share on each outstanding share of Riser Class A Common Stock and Class B Common Stock payable on October 10, 1995 to Riser shareholders of record at the close of business on September 29, 1995. The declaration and payment of dividends is subject to the discretion of Riser's Board of Directors, and there can be no assurance that dividends will be paid in the future. In determining whether to pay dividends (as well as the amount and timing thereof), the Riser Board of Directors considers a number of factors, including Riser's results of operations, financial condition and capital and surplus requirements. The payment of dividends on the Riser common stock is limited by its credit facility to $2,424,000, $2,828,000 and $3,232,000 during the fiscal years ending in 1996, 1997 and 1998, respectively. The payment of dividends is prohibited if Riser does not meet certain financial and other covenants contained in its credit facility.

ITEM 6.  SELECTED FINANCIAL DATA
        (in millions, except per share data, locations & ratios)

                                      7-1-95             7-2-94             7-2-93           6-27-92            6-29-91
                                    (52 Weeks)         (52 Weeks)         (53 Weeks)        (52 Weeks)         (52 Weeks)
                                    ----------         ----------         ----------        ----------         ----------
Operations
----------
 Net sales                          $ 1,185.0          $ 1,121.6          $ 1,108.2         $   979.3          $ 1,022.0
 Net income before
   extraordinary
   item and cumulative
   effect of change in
   accounting principle                  11.6                1.5                6.2               8.1                9.7
 Extraordinary item:
   Utilization of net
     operating loss
     carryforwards                        -                  -                   .3               -                  -
 Net income before
   cumulative effect of
   change in accounting
   principle                             11.6                1.5                6.5               8.1                9.7
 Cumulative effect of
   change in accounting
   principle:
   Accounting
     for income taxes                     -                  6.9                -                 -                  -
 Net income                              11.6                8.4                6.5               8.1                9.7

 Per share data:
   Net income from
     continuing operations               1.42                .18                .75               .99               1.20
   Extraordinary item                     -                  -                  .03               -                  -
   Cumulative effect of
     change in accounting
     principle                            -                  .85                -                 -                  -
                                    ----------         ----------         ----------        ----------         ----------
 Net income                         $    1.42          $    1.03          $     .78         $     .99          $    1.20
                                    ==========         ==========         ==========        ==========         ==========
 Dividends per common
   share                                  -                  -                  -                 -                  -
 Retail locations -
   weighted average                        40                 44                 48                51                 51

Financial Position
------------------
 Working capital                    $    23.9          $    43.0          $    24.3         $    24.2          $    30.1
 Property, equipment &
   capital leases, net                  118.1              108.5              101.1              91.0               79.6
 Total assets                           268.5              257.5              233.4             204.8              200.6
 Long-term obligations
   Debt                                  55.7               75.5               56.3              51.9               53.1
   Capital leases                         6.8                8.2               10.6              10.7               10.9
 Liabilities-to-equity
   ratio                                  2.6                3.0                3.1               3.1                3.8

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       The following table sets forth items from the Company's Consolidated Statements of Income as a percentage of net sales:


                                   1995       1994        1993
                                (52 Weeks)  (52 Weeks)   (53 Weeks)
                                ----------  ----------   ----------
Net sales                         100.00      100.00      100.00
Cost of goods sold                 80.21       80.73       80.47
                                ----------  ----------   ----------
Gross profit                       19.79       19.27       19.53
SG&A expenses                      17.60       17.35       17.60
Restructuring Charge                  -         1.07         .45
                                ----------  ----------   ----------
Operating income                    2.19         .85        1.48
Interest expense, net                .55         .63         .57
                                ----------  ----------   ----------
Income before taxes                 1.64         .22         .91
Provision for income taxes           .66         .08         .35
                                ----------  ----------   ----------
Net income before extraordinary
  item and accounting change         .98         .14         .56
                                ==========  ==========   ==========


       The results of operations for the fiscal year ended July 1, 1995 reflect the successful implementation of strategic initiatives which were designed to improve operating performance and counter competitive and economic pressures. The food distribution industry has encountered little or no inflation over the past three years while operating costs, particularly labor and occupancy, have contractually risen. The industry has also experienced increased competition from non-traditional sources, such as convenience stores and national mass merchandising chains, that has unfavorably impacted overall industry sales and operating margins.

Net Sales
---------

       Net sales increased 5.7% to $1.185 billion in 1995, 1.2% to $1.122 billion in 1994 and 13.2% to $1.108 billion in 1993. This trend of sales increases over that of the prior year is the result of strategic initiatives to remodel and reposition Company-operated retail stores, aggressive merchandising in Company-operated stores, expansion of the product lines offered to its independently-operated wholesale customers and an improved economic climate in the Company's primary market area. Additionally, 1995 sales were favorably impacted by a full fifty-two weeks of operations of the

Company's Health and Beauty Care/General Merchandise (HBC/GM) distribution facility which was acquired in 1994. Sales in 1993 included an extra week of sales, including two Fourth of July sell weeks.

       The Company's strategic initiatives to remodel and reposition Company-operated retail stores have resulted in the consolidation of Company-operated retail stores. The following table details the number and format of the Company-operated retail stores between years:

                                 1995         1994         1993
                                ------       ------       ------
Beginning of year                 42           45           51
Opened                             -            2            1
Closed                            (4)          (5)          (7)
                                ------       ------       ------
End of year                       38           42           45
                                ------       ------       ------
Store Formats:
  Rini-Rego Stop-N-Shop           33           37           42
  Rini-Rego Marketplace            5            3            -
  Other                            -            2            3

       During 1995, sales in Company-operated retail stores increased 8.0% over the prior year as same store sales increases of 9.1% more than offset sales reductions resulting from fewer Company-operated retail stores. Adjusted for the 53rd week of sales in 1993, total sales in Company-operated retail stores declined 5.4% in 1994 and 5.3% in 1993. Declines in 1994 and 1993 were attributed to a reduction in the number of Company-operated retail stores between years coupled with declining same store sales of .4% in 1994 and 2.6% in 1993. The reversal of same store sales declines in 1995 was attributed to the Company's retail remodeling and repositioning programs, aggressive merchandising, which included the introduction of the Company's Preferred Shoppers Club, and an improved economic climate. Additionally, the loss of sales associated with the closing of nine Company-operated stores between 1995 and 1994 was offset by the addition of two newer, larger Company- operated retail stores in May 1994.

        The Company's retail remodeling and repositioning initiatives, where certain non-core stores were closed and certain core stores were remodeled, expanded or consolidated into larger retail facilities, has proven successful, yielding continued sales growth and improved operating leverage. Since the first quarter of 1994, the Company has constructed or converted five former Rini-Rego Stop-N-Shop stores to its Marketplace format. The Marketplace stores are larger, containing approximately 65,000 square feet, and meet the consumer's basic grocery needs while offering an expanded product line, with emphasis on high quality perishable departments and a variety of full service, consumer-oriented departments.

       During 1995, the Association of Stop-N-Shop Supermarkets, a northeast Ohio advertising cooperative which includes all Company-operated retail stores, introduced a new target marketing campaign, the Preferred Shoppers Club. Participating shoppers receive a Preferred Shoppers Club card which entitles them to extra markdowns below weekly sales prices. This program was the first of its kind in northeast Ohio and allows the Company to offer its customers greater value and will ultimately enhance the Company's ability to track customer purchasing habits and preferences. The success of this program has increased sales in Company-operated retail stores and proven a valuable merchandising tool to combat competitive pressures from both traditional and non-traditional grocery retailers.

       After adjusting for the 53rd week of sales in 1993, sales to independently-operated retail stores continued the trend of increased sales over that of the prior year with increases of 3.4% in 1995, 13.9% in 1994 and 40.3% in 1993. The large sales increase in 1993 was primarily attributed to new customers gained as a result of a major competitor closing its northeast Ohio distribution center in the Spring of 1992. The acquisition of an HBC/GM distribution facility from the Company's former HBC/GM supplier increased sales in 1994. Fiscal 1995 sales continued to benefit from these acquisitions as well as the improving economic climate which, in turn, increased sales to independently-operated retail stores.

       The Company has continued to increase its wholesale sales penetration to existing customers, primarily in the perishable and HBC/GM product lines.
The Company continues to evaluate other markets outside its primary market area for potential distribution opportunities. As part of the acquisition of its HBC/GM distribution facility, the Company began servicing approximately 150 Hills Department Stores throughout the eastern third of the United States during 1994. The Company also opened a sales office in the Detroit area in 1995 focusing on meat distribution and has recently began servicing a regional discount drug chain in Ohio and Pennsylvania.

       Total Company sales also benefited from an improved economy in the Company's primary market area. The economy in northeast Ohio, which was stagnant in 1993 and 1994, began to expand early in 1995 and continued to improve throughout the fiscal year. The improved economic climate combined with the Company's merchandising programs in Company-operated retail stores resulted in consumers increasing their average purchase and trading-up in many commodity lines.

Gross Profit
------------

       Gross profits, as a percentage of sales, increased from 19.53% in 1993 and 19.27% in 1994 to 19.79% in 1995. The fluctuation in the gross profit percentage is principally a function of the shifting sales mix between years. Sales to independently-operated retail stores carry a lower gross profit percentage than sales in Company-operated retail stores. As such, a shift in the mix of these sales impacts gross profit percentages. Sales generated in Company-operated retail stores as percentage of total Company sales decreased from 55.3% in 1993 to 50.6% in 1994 and then increased to 51.7% in 1995. This mirrors the shift in the gross profit percentage.

Selling, General And Administrative (SG&A) Expenses
---------------------------------------------------

       SG&A expenses, as a percentage of sales, were 17.60% in 1995, 17.35% in 1994 and 17.60% in 1993. These shifts also reflect the change in the sales mix between years. Sales shifted in 1995 to more sales from Company-operated retail stores, which require higher SG&A costs than sales to independently-operated retail stores. Accordingly, the SG&A percentage increased with the sales mix. The Company minimized the 1995 increase in the SG&A percentage through improved productivity resulting from the implementation of Total Quality Management initiatives. The decline of the SG&A percentage from 1993 to 1994 was also impacted by the closing of seven underperforming Company-operated retail stores which operated at relatively higher SG&A percentages. Their disposition, and the change in sales mix, helped offset contractual increases in labor and occupancy costs in remaining Company-operated retail stores.

Restructuring Charge
--------------------

       The Company recorded restructuring charges in 1994 and 1993 reflecting costs associated with the Company's long range strategic initiatives to reposition its Company-operated retail store operations. These initiatives include the disposition of non-core stores and the consolidation of certain Company-operated retail store locations into larger retail facilities. The Company utilized $1.2 million of cash for its restructuring charges in 1995.

       In 1994, the Company recorded a $12 million restructuring charge which included a $4 million non-cash charge to write down fixed assets to their net realizable value and an $8 million charge for future cash expenditures, principally occupancy costs net of expected sublease income, related to the closing of thirteen Company-operated retail stores. The Company closed five of these stores in fiscal 1994, four of these stores in 1995 and plans to close four additional Company-operated retail stores over the next three to four years. The Company plans to operate approximately 35 to 38 expanded or newly remodeled Company-operated retail stores by the end of 1998, which is expected to result in a limited reduction of overall employee levels.

       The $5 million restructuring charge recorded in 1993 reflected the Company's plan to dispose of five non-core stores in the Akron/Canton market and two other non-core stores. The 1993 charge included a $1.8 million non-cash charge to write down fixed assets to their net realizable value and a $3.8 million charge for future cash expenditures, principally occupancy costs net of expected sublease income and pension withdrawal liabilities. Overall, employee levels were reduced as a result of the Company's decision to exit the Akron/Canton market.

       Taken as a whole, the Company's restructuring charges reflect the Company's overall plan to reposition its Company-operated retail stores, focusing on its core-store format: Rini-Rego Stop-N-Shop. The Company does not currently anticipate any future restructuring charges.

Interest Expense, Net
---------------------

       Interest expense, net of interest income, decreased $465,000 in 1995 to $6.5 million, after increasing $646,000 to $7.0 million in 1994 and $82,000 to $6.4 million in 1993. The 1995 decrease is a function of lower borrowing levels under the Company's bank credit facilities resulting from programs to reduce the investment in distribution inventories and increase inventory turns. Lower debt levels were partially offset by an increase in the Company's average interest rate charged under its bank credit facilities from 6.57% in 1993 to 6.74% in 1994 to 8.68% in 1995. These increases are a function of increases in the Bank's Prime Lending Rate. Increases in interest expense in 1994 and 1993 were a function of increased borrowings required to fund planned capital expenditures associated with the Company's remodeling programs. The Company earned .25% interest rate reductions in each of 1993 and 1994. The Company currently borrows funds under its bank credit facilities at either .25% over the Bank's Prime Lending Rate or 2.5% over LIBOR.

Income Taxes
------------

       The Company provided income taxes at an effective tax rate of 40.3% in 1995, 37.0% in 1994 and 38.3% in 1993. The increase in the Company's effective tax rate in 1995 represents a higher provision for federal income taxes as a result of the Company being taxed at a higher federal tax rate and a higher state income tax provision because of higher book income. The decrease in 1994 was the result of a lower provision for state income taxes due to lower book income. The Company accounts for the franchise tax portion of its state income tax provision as an operating expense.

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) in 1994. The Company elected not to restate prior year's financial statements and recorded the cumulative effect of the accounting change. As a result, the Company recorded a one-time income item of $6.9 million to reflect the cumulative effect of the change in accounting for income taxes in 1994. The one-time income item was principally the result of benefiting the expected utilization of net operating loss carryforwards (NOL) and the adjustment of deferred tax balances to reflect changes in statutory rates. The Company recorded an extraordinary income item of $253,000 in 1993 benefiting a portion of its pre-acquisition NOL. See Note 4 of the Notes to Consolidated Financial Statements for further discussion.

CAPITAL RESOURCES AND LIQUIDITY

       The Company's primary source of capital has historically come from internally generated funds. However, the Company's intensified capital expenditure requirements and higher working capital needs associated with the acquisition of its HBC/GM distribution facility increased the Company's reliance on its bank credit facilities in 1994. During 1995, debt levels decreased due to the increase in cash generated by operating activities, an increase in the distribution inventory turns and reduced working capital requirements.

       Operating activities generated $46.8 million of cash in 1995 compared to $13.6 million in 1994 and $16.5 million in 1993. The success of Company programs to lower distribution inventories and increase inventory turns, resulted in a greater percentage of 1995 distribution inventories being financed through trade accounts payable, without extending vendor terms, rather than through the Company's revolving credit facilities. Net income in 1995 of $11.6 million contained non-cash charges for depreciation and amortization of $17.4 million. Significant balance sheet changes include the aforementioned increase in accounts payable of $6.6 million, increases in self insurance reserves of $1.3 million and accrued expenses and other liabilities of $11.7 million. The increase in accrued expenses and other liabilities is related to the Company's improved operating results which caused increases in accrued payroll and related expenses, accrued income taxes, and accrued customer rebates.

       Lower levels of cash provided by operations in 1994 and 1993 were a function of lower earnings coupled with the increased working capital requirements of expanded sales to independently-operated retailers. Net income in 1994 was impacted by a $6.9 million non-cash credit for the adoption and SFAS No. 109. Restructuring charges of $12 million and $5 million in 1994 and 1993, respectively, contributed to the increase in accrued expenses and other liabilities.

       The food distribution industry requires a significant investment in receivables and inventories to meet customer needs. Increased levels of inventory were required to support the new HBC/GM distribution facility and forward buy opportunities.

Additional wholesale customer financing was also made available to support the acquisition by two independently-operated wholesale customers of four former Company-operated retail stores in the Akron/Canton area.

       Working capital, exclusive of deferred income taxes, decreased to $13.9 million in 1995 from $36.4 million in 1994 and $24.3 million in 1993. The Company's ratio of current assets to current liabilities, exclusive of deferred income taxes also decreased to 1.13:1 at the end of 1995 from 1.43:1 and 1.26:1 at the end of 1994 and 1993, respectively. These shifts reflect the changes in working capital components that are discussed above.

       As a result of the decrease in the Company's debt levels and improved operating results in 1995, the Company's ratio of liabilities to equity decreased from 3.14:1 at the end of 1993 and 2.98:1 at the end of 1994 to 2.61:1 at the end of 1995. The decrease in the ratio of liabilities to equity in 1993 was due to the favorable impact of the Company's adoption of SFAS No. 109 during 1994.

       The Company utilized $28.1 million of 1995 cash flow for capital expenditures. This amount is slightly higher than 1994 and 1993 levels and reflects the continuance of Company programs to enhance its retail core-stores ($23.2 million), upgrade its data processing systems and corporate facilities ($2.5 million) and improve distribution facilities and equipment ($2.4 million).

       Retail capital expenditures were made to modernize and expand retail locations. At the end of 1995, the Company operated 38 retail locations compared to 42 retail locations at the same time last year. The stores which were closed continue the Company's strategic initiatives to focus on its core-store format.

       The Company anticipates it will maintain its current level of capital expenditures ($25-35 million) over the next four fiscal years until it has completed the remodeling or expansion of its core stores. The Company is also required, pursuant to the terms of its lease with Seaway Development, to purchase its Aurora Road warehouse facility and Cash-N-Carry branch in July 1995 for $6 million. The Company believes that cash flow from operations and the unused portion of the bank credit facilities ($29.2 million at the end of fiscal 1995) will adequately fund planned capital expenditures, normal ongoing business activities and scheduled debt principal repayments.

IMPACT OF INFLATION

       Inflation increases the Company's major costs, inventory and labor. Because of the high velocity of inventory turnover in the food distribution industry and the Company's use of the Last-in, First-out (LIFO) valuation method for a majority of its inventory, the impact of inflation is normally reflected very quickly in the results of operations. The food distribution industry has experienced little or no food inflation over the last three years. Accordingly, the Company's provisions for LIFO inventories for the past three years were as follows: expense of $69,000 in 1995, income of $486,000 in 1994, and expense of $211,000 in 1993.
Experience indicates that highly competitive market conditions may prevent the Company from fully recovering inflation-driven costs through retail pricing alone.

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


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

        None


                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following is a description of the directors and executive officers of the Company, whose terms as such will continue until their successors are duly elected and qualified:

       CHARLES A. RINI, SR., 57, has served as President of the Company since February 4, 1994 and as a Director of the Company since July 16, 1988. From July 16, 1988 until February 4, 1994, Mr. Rini served as Secretary of the Company. Mr. Rini is also the President, Chief Operating Officer and a Director of Riser.

       ANTHONY C. REGO, 54, has served as Vice President and Secretary of the Company since February 4, 1994 and as a Director of the Company since July 16, 1988. From July 16, 1988 until February 4, 1994, Mr. Rego served as President of the Company. Mr. Rego is also Chairman of the Board of Directors and Chief Executive Officer of Riser.

       RONALD W. OCASEK, 49, has served as Chief Financial Officer and Treasurer of the Company since June, 1989. From September, 1988 through May, 1989 he served as Vice President-Financial Operations of Riser. Mr. Ocasek is also a Senior Vice President, Chief Financial Officer, Treasurer and a Director of Riser.

ITEM 11.       EXECUTIVE COMPENSATION


       For the fiscal year ended July 1, 1995, none of the Company's executive officers or directors were compensated by RRS. As a result, pursuant to Rule 402(a)(6) promulgated under the Securities Exchange Act of 1934, the summary compensation table, option/SAR grants and exercises tables, long term incentive plans table and defined benefit or actuarial plan disclosure are not included in this report. The Company's executive officers and directors are paid by Riser in their capacities as Riser executives.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT


       The following table sets forth the number of shares and percentage of shares of RRS Common Stock owned by persons beneficially owning more than five percent and the shares owned by the directors and officers as a group, as of September 8, 1995.

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

         The following table sets forth certain information, as of September 8, 1995, regarding beneficial ownership of Riser's Class A Common Stock and Class B Common Stock owned by each director and officer of RRS. Unless otherwise indicated, each of the owners listed has sole voting and investment power with respect to the shares set forth opposite their names:



                                 Number of     Percentage  Number of  Percentage
                                  Class A      of Class A   Class B   of Class B
Name of Beneficial Owner          Shares        Shares      Shares     Shares
------------------------         ---------     ----------  ---------  ----------
Anthony C. Rego(1)                187,212        2.2 %       36,583       3.8 %
Charles A. Rini, Sr.(2)           212,157        2.4 %      264,495      27.7 %

Ronald W. Ocasek(3)                11,350         .1 %            0         0 %

Directors and Officers
 as a group (3 persons)           410,719        4.7 %      301,078      31.5 %




____________________

     (1)Includes (i) 100 shares of Class A Common Stock owned by Mr. Rego's wife, (ii) 64,497 shares of Class A Common Stock and 300 shares of Class B Common Stock owned by his children as to which Mr. Rego disclaims beneficial ownership, and (iii) assumes the exercise of options to purchase 9,000 shares of Class A Common Stock at $7.31 per share beginning July 28, 1994.

     (2)Includes (i) 16,000 shares of Class A Common Stock held in trust by Mr. Rini as trustee for his benefit, (ii) 173,558 shares of Class A Common Stock held in trust by Mr. Rini as trustee in 11 trusts for the benefit of his children, (iii) 6,099 shares of Class A Common Stock owned by Mr. Rini's wife, (iv) 7,500 shares of Class A Common Stock owned by Mr. Rini's children, and (v) assumes the exercise of options to purchase 9,000 shares of Class A Common Stock at $7.31 per share beginning July 28, 1994. Business address is Riser Foods, Inc., 5300 Richmond Road, Bedford Heights, Ohio 44146.

     (3)Assumes the exercise of options to purchase (i) 5,000 shares of Class A Common Stock at $10.31 per share beginning
October 4,  1993 and (ii) 6,000 shares of Class A Common Stock at
$7.31 per share beginning July 28, 1994.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since the Effective Date, the Company has leased five retail supermarket locations from Rini Realty Company ("Rini Realty"), an Ohio corporation which is owned by affiliates of RRS and Riser, which include Charles A. Rini, Sr., a Director and President of RRS and a Director, President and Chief Operating Officer of Riser, Anthony Rini, a Director of Riser, Charles A. Rini, a Director of Riser and Charles A. Rini, Jr., a Director of Riser. Since the Effective Date, the Company has also leased two retail supermarket locations from Rego Realty Company ("Rego Realty"), an Ohio limited partnership, which is owned by affiliates of RRS and Riser, including Anthony
C. Rego, the Vice President, Secretary and a Director of RRS and the Chairman and Chief Executive Officer of Riser, Thomas A. Rego, Senior Vice President, Secretary and a Director of Riser and Charles A. Rego, Senior Vice President and a Director of Riser. The Company's management believes that the terms and provisions of such leases reflect terms and conditions which are customary in the retail grocery industry and are at least as favorable to RRS as could be obtained from persons unrelated to RRS. Each of the leases provides for a base rent plus additional percentage rent based on the lessee's gross sales from such location and allows for an adjustment in the base rent every five years. Each lease provides that the tenant will pay real estate taxes, assessments, common area maintenance charges, insurance charges and utility expenses.
During the 1995 Fiscal Year, the Company paid Rini Realty and Rego Realty annual fixed rent of $1,165,000 and $234,000, respectively.

         From the Effective Date until July 14, 1995, the Company leased from Seaway Development a warehouse complex in Bedford Heights, Ohio and its Cash-n-Carry facility in Cleveland, Ohio. Seaway Development is an Ohio general partnership whose partners were shareholders of Seaway prior to the Combination. Monthly base rental was $58,478 and $6,609 for the Bedford Heights and Cleveland properties, respectively. Payments under such leases, on an annual basis, totaled $781,040. The Company believes the terms and conditions of the leases from Seaway Development reflected then current market rental rates and were at least as favorable to the Company as could be obtained from persons not related to the Company. In July 1995, pursuant to put options contained in these leases, the Company was required to purchase these two buildings at an aggregate purchase price of $6,000,000.

      As of September 22, 1995 the Company had accounts and notes receivable of approximately $5,578,000 due from other members of the Stop-N- Shop Association. The Company has a 69% ownership and 38% voting interest in the Stop-N-Shop Association. The accounts and notes receivable are primarily related to arms length purchases of grocery related products and gift certificates by other members of the Stop-N-Shop Association.

         During the 1995 Fiscal Year, the Company engaged Kohrman Jackson & Krantz as legal counsel. S. Lee Kohrman, a former director of the Company and a director of Riser, is a partner in such law firm. In addition, Kohrman Jackson & Krantz serves as legal counsel to Riser.




                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K

(A)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

       1.      Financial Statements
               --------------------
               Report of Independent Public Accountants Consolidated Balance Sheets as of July 1, 1995 and July 2, 1994

               Consolidated Statements of Income for the three fiscal years ended July 1, 1995

               Consolidated Statements of Stockholders' Equity for the three fiscal years ended July 1, 1995

               Consolidated Statements of Cash Flows for the three fiscal years ended July 1, 1995

               Notes to Consolidated Financial Statements


       2.      Financial Statement Schedules
               -----------------------------

               None

       3.      Exhibits
               --------

                 3.1 Articles of Incorporation (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with Securities and Exchange Commission (the "Commission") on October 17, 1988 and incorporated herein by reference)

                 3.2              Code of Regulations (previously filed as
                                  Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the Commission on October 17, 1988 and incorporated herein by reference)

                 4.1 9-3/4% Subordinated Debentures due December 30, 2001 of Fisher Foods, Inc. n/k/a Rini-Rego Supermarkets, Inc. ("Rini-Rego") (previously filed as Exhibit 4.3 to the Annual Report on Form 10-K of Riser Foods, Inc. (Commission File No. 1-9914) ("Riser Form 10-K") filed with the Commission on September 25, 1992 and incorporated herein by reference)

                 4.2 Trust Indenture between American Seaway Foods, Inc. ("American") and Ameritrust Company National Association as Trustee dated as of December 1, 1991 (previously filed as Exhibit 4.4 to the Riser Form 10-K filed with the Commission on September 25, 1992 and incorporated herein by reference)

                 10.1 Amended and Restated Credit Agreement by and among Rini-Rego, Society National Bank as agent ("Society") for Society, The Bank of New York Commercial Corporation, PNC Bank, National Association and Star Bank, N.A. (collectively, the "Banks") dated as of May 27, 1993 (previously filed as Exhibit 10.42 to the Riser Form 10- K filed with the Commission on October 1, 1993 and incorporated herein by reference)

                 10.2 Amended and Restated Credit Agreement by and among American, Society and the Banks dated as of May 27, 1993 (previously filed as Exhibit 10.43 to the Riser Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

                 10.3 Amended and Restated Security Agreement by and among Rini-Rego, Society and the Banks dated as of May 27, 1993 (previously filed as Exhibit 10.44 to the Riser Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

                 10.4 Amended and Restated Security Agreement by and among American, Society and the Banks dated as of May 27, 1993 (previously filed as Exhibit 10.45 to the Riser Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

                 10.5 Amended and Restated Security Agreement by and among Seaway Food Service, Inc., Society and the Banks dated as of May 27, 1993 (previously filed as Exhibit 10.46 to the Riser Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

                 10.6 Amended and Restated Security Agreement by and among Fisher Properties, Inc., Society and the Banks dated as of May 27, 1993 (previously filed as Exhibit 10.47 to the Riser Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

                 10.7 Amended and Restated Guaranty Agreement by Riser dated as of May 27, 1993 (previously filed as Exhibit 10.48 to the Riser Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

                 10.8 Amended and Restated Guaranty Agreement by Rini-Rego dated as of May 27, 1993 (previously filed as Exhibit 10.49 to the Riser Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

                 10.9 Amended and Restated Guaranty Agreement by American dated as of May 27, 1993 (previously filed as Exhibit 10.50 to the Riser Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

                 10.10 Amended and Restated Guaranty Agreement by Seaway dated as of May 27, 1993 (previously filed as Exhibit 10.51 to the Riser Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

                 10.11 Amended and Restated Guaranty Agreement by Fisher dated as of May 27, 1993 (previously filed as Exhibit 10.52 to the Riser Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

                 10.12 Form of Amendment No. 1 to Amended and Restated Guaranty Agreement by Riser (executed as of May 16, 1994) (previously filed as Exhibit 10.53 to the Riser Form 10-K filed with the Commission on September 29, 1994 and incorporated herein by reference)

                 10.13 Form of Amendment No. 1 to Amended and Restated Credit Agreement by and among Rini-Rego, Society and the Banks (executed as of May 16, 1994) (previously filed as Exhibit
                                  10.54 to the Riser Form 10-K filed with the Commission on September 29, 1994 and incorporated herein by reference)

                 10.14 Form of Amendment No. 1 to Amended and Restated Credit Agreement by and among American, Society and the Banks (executed as of October 6, 1994) (previously filed as
                                  Exhibit 10.57 to the Quarterly Report on Form 10-Q of Riser Foods, Inc. (Commission File No. 1-9914) ("Riser Form 10-Q") filed with the Commission on May 17, 1995 and incorporated herein by reference)

                 10.15 Form of Amendment No. 2 to Amended and Restated Guaranty Agreement by Riser (executed as of October 6, 1994) (previously filed as Exhibit 10.55 to the Riser Form 10-Q filed with the Commission on May 17, 1995 and incorporated herein by reference)

                 10.16 Form of Amendment No. 2 to Amended and Restated Credit Agreement by and among Rini-Rego, Society and the Banks (executed as of October 6, 1994) (previously filed as
                                  Exhibit 10.56 to the Riser Form 10-Q filed with the Commission on May 17, 1995 and incorporated herein by reference)

                 10.17 Form of Amendment No. 2 to Amended and Restated Credit Agreement by and among American, Society and the Banks (executed as of April 28, 1995) (previously filed as
                                  Exhibit 10.60 to the Riser Form 10-Q filed with the Commission on May 17, 1995 and incorporated herein by reference)

                 10.18 Form of Amendment No. 3 to Amended and Restated Guaranty Agreement by Riser (executed as of April 28, 1995) (previously filed as Exhibit 10.58 to the Riser Form 10-Q filed with the Commission on May 17, 1995 and incorporated herein by reference)

                 10.19 Form of Amendment No. 3 to Amended and Restated Credit Agreement by and among Rini-Rego, Society and the Banks (executed as of April 28, 1995) (previously filed as
                                  Exhibit 10.59 to the Riser Form 10-Q filed with the Commission on May 17, 1995 and incorporated herein by reference)

                 21               Subsidiaries of the Registrant

                 27               Financial Data Schedule

(B)  REPORTS ON FORM 8-K:

                 None

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        RINI-REGO SUPERMARKETS, INC.


                                        By: /s/ Charles A. Rini, Sr.
                                            -------------------------
                                            Charles A. Rini, Sr.
                                            President and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Name                            Title                Date
        ----                            -----                ----
/s/ Charles A. Rini, Sr.        President               September 28, 1995
------------------------        and Director
Charles A. Rini, Sr.



/s/ Anthony C. Rego             Vice President,         September 28, 1995
------------------------        Secretary and
Anthony C. Rego                 Director



/s/ Ronald W. Ocasek            Chief Financial         September 28, 1995
------------------------        Officer and
Ronald W. Ocasek                Treasurer (Principal
                                Accounting Officer)

                    Report of Independent Public Accountants


To Rini-Rego Supermarkets, Inc.:

       We have audited the accompanying consolidated balance sheets of RINI-REGO SUPERMARKETS, INC. (an Ohio corporation) AND SUBSIDIARIES as of July 1, 1995 and July 2, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended July 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rini-Rego Supermarkets, Inc. and Subsidiaries as of July 1, 1995 and July 2, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 1, 1995, in conformity with generally accepted accounting principles.

       As explained in Note 4 to the Financial Statements, effective July 4, 1993, the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109.


                                                             ARTHUR ANDERSEN LLP
Cleveland, Ohio,
September 7, 1995.

                                                   RINI-REGO SUPERMARKETS, INC.
                                                   ----------------------------

                                                         AND SUBSIDIARIES
                                                         ----------------

                                                   CONSOLIDATED BALANCE SHEETS
                                                   ---------------------------
                                                      (dollars in thousands)

                                                              ASSETS
                                                              ------

                                                                             July 1,                    July 2,
                                                                              1995                       1994
                                                                            ---------                  ---------
CURRENT ASSETS:
         Cash and cash equivalents                                          $  4,075                   $  4,376
         Trade accounts receivable, net                                       38,272                     38,460
         Inventories                                                          74,042                     74,279
         Deferred income taxes                                                10,022                      6,583
         Prepaid expenses                                                      4,895                      4,838
                                                                            ---------                  ---------
                 Total current assets                                        131,306                    128,536

PROPERTY, EQUIPMENT AND CAPITAL LEASES:
         Land                                                                  4,230                      4,255
         Buildings and improvements                                           39,111                     42,658
         Equipment                                                            76,700                     71,723
         Leasehold improvements                                               65,785                     55,205
                                                                            ---------                  ---------
                                                                             185,826                    173,841

         Less - Allowances for depreciation,
           amortization and loss on disposal
           of fixed assets                                                    67,729                     65,308
                                                                            ---------                  ---------
                                                                             118,097                    108,533

OTHER ASSETS:
         Notes receivable                                                     10,868                     10,851
         Deferred income taxes                                                 6,119                      7,062
         Other                                                                 2,071                      2,535
                                                                            ---------                  ---------
                                                                              19,058                     20,448
                                                                            ---------                  ---------
TOTAL ASSETS                                                                $268,461                   $257,517
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

                                                   RINI-REGO SUPERMARKETS, INC.
                                                   ----------------------------

                                                         AND SUBSIDIARIES
                                                         ----------------

                                                   CONSOLIDATED BALANCE SHEETS
                                                   ---------------------------
                                            (dollars in thousands, except share data)

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
                                                                             July 1,                    July 2,
                                                                              1995                       1994
                                                                            ---------                  ---------
CURRENT LIABILITIES:
         Accounts payable                                                   $ 52,209                   $ 45,614
         Accrued expenses                                                     45,210                     29,911
         Current portion of-
           Debt                                                                4,861                      4,891
           Capital lease obligations                                           1,392                      1,394
           Self insurance reserves                                             3,750                      3,750
                                                                            ---------                  ---------
                Total current liabilities                                    107,422                     85,560

LONG-TERM PORTION OF:
         Debt                                                                 55,749                     75,460
         Capital lease obligations                                             6,840                      8,218
         Self insurance reserves                                              11,845                     10,531
                                                                            ---------                  ---------
                                                                              74,434                     94,209

OTHER LIABILITIES                                                             12,231                     13,067

STOCKHOLDERS' EQUITY:
   Series A Preferred Stock - $100 par value;
         $8.00 cumulative convertible, nonvoting;
         30,000 shares authorized; 18,044
         shares outstanding                                                      -                        1,804
   Common Stock - $.01 par value:
         Class A - 20,000,000 shares authorized;
           7,125,287 shares outstanding                                           71                         71
         Class B - 5,000,000 shares authorized;
           955,613 shares outstanding                                             10                         10
   Paid-in capital                                                            35,546                     35,546
   Retained earnings                                                          38,747                     27,250
                                                                            ---------                  ---------
                                                                              74,374                     64,681
                                                                            ---------                  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $268,461                   $257,517
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

                                                   RINI-REGO SUPERMARKETS, INC.
                                                   ----------------------------

                                                         AND SUBSIDIARIES
                                                         ----------------

                                                CONSOLIDATED STATEMENTS OF INCOME
                                                ---------------------------------
                                         (in thousands, except share and per share data)




                                                                                    Fiscal Year Ended
                                                                   ----------------------------------------------------
                                                                     July 1,              July 2,             July 3,
                                                                      1995                 1994                1993
                                                                   (52 Weeks)           (52 Weeks)          (53 Weeks)
                                                                   -----------          -----------         -----------
NET SALES                                                          $1,184,993           $1,121,604          $1,108,178


COST OF GOODS SOLD                                                    950,433              905,456             891,666
                                                                   -----------          -----------         -----------
         Gross profit                                                 234,560              216,148             216,512

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                            208,518              194,626             195,079

RESTRUCTURING CHARGE                                                     -                  12,000               5,000
                                                                   -----------          -----------         -----------
         Operating income                                              26,042                9,522              16,433

OTHER INCOME (EXPENSE):
         Interest expense                                              (7,757)              (7,802)             (6,879)
         Interest income                                                1,208                  788                 511
                                                                   -----------          -----------         -----------

INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM AND
  CHANGE IN ACCOUNTING PRINCIPLE                                       19,493                2,508              10,065

PROVISION FOR INCOME TAXES:
         State and local                                                1,367                   46                 520
         Federal                                                        6,485                  882               3,335
                                                                   -----------          -----------         -----------
                                                                        7,852                  928               3,855

NET INCOME BEFORE EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                   $   11,641           $    1,580          $    6,210

                                                                                    Fiscal Year Ended
                                                                   ----------------------------------------------------
                                                                     July 1,              July 2,             July 3,
                                                                      1995                 1994                1993
                                                                   (52 Weeks)           (52 Weeks)          (53 Weeks)
                                                                   -----------          -----------         -----------
NET INCOME BEFORE EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                       11,641                1,580               6,210

EXTRAORDINARY ITEM:
         Utilization of net operating loss
           carryforwards                                                -                      -                   253
                                                                   -----------          -----------         -----------
NET INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                            11,641                1,580               6,463

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE:
     Accounting for income taxes                                         -                   6,866                 -
                                                                   -----------          -----------         -----------
NET INCOME                                                             11,641                8,446               6,463

LESS PREFERRED STOCK DIVIDENDS                                            144                  144                 144
                                                                   -----------          -----------         -----------
NET INCOME FOR COMMON STOCKHOLDERS                                 $   11,497           $    8,302          $    6,319
                                                                   ===========          ===========         ===========

NET INCOME PER COMMON SHARE:
         Net income before extraordinary
           item and cumulative effect
           of change in accounting
           principle                                               $     1.42           $      .18          $      .75
         Extraordinary item:
           Utilization of net operating
             loss carryforwards                                           -                     -                  .03
     Cumulative effect of change in
       accounting principle:
       Accounting for income taxes                                        -                    .85                 -
                                                                   -----------          -----------         -----------
NET INCOME PER COMMON SHARE                                        $     1.42           $     1.03          $      .78
                                                                   ===========          ===========         ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                8,080,900            8,080,901           8,080,901
                                                                   ===========          ===========         ===========


                                The accompanying Notes to Consolidated Financial Statements are an
                                                integral part of these statements.

                                                   RINI-REGO SUPERMARKETS, INC.
                                                   ----------------------------

                                                         AND SUBSIDIARIES
                                                         ----------------

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         -----------------------------------------------
                                                          (in thousands)




                                        Preferred        Class A          Class B          Paid-In           Retained
                                          Stock           Common           Common          Capital           Earnings
                                        ---------        ---------        ---------        ---------         ---------
BALANCE AT JUNE 27, 1992                $  1,804         $     71         $     10         $ 35,546          $ 12,629

        Net income                           -                -                -                -               6,463
        Preferred stock
          dividends of
          $8 per share                       -                -                -                -                (144)
                                        ---------        ---------        ---------        ---------         ---------
BALANCE AT JULY 3, 1993                    1,804               71               10           35,546            18,948

        Net Income                           -                -                -                -               8,446
        Preferred stock
          dividends of
          $8 per share                       -                -                -                -                (144)
                                        ---------        ---------        ---------        ---------         ---------
BALANCE AT JULY 2, 1994                    1,804               71               10           35,546            27,250

        Net Income                           -                -                -                -              11,641
        Preferred stock
          dividends of
          $8 per share                       -                -                -                -                (144)
        Redemption of
          Preferred Stock                 (1,804)             -                -                -                 -
                                        ---------        ---------        ---------        ---------         ---------
BALANCE AT JULY 1, 1995                 $    -           $     71         $     10         $ 35,546          $ 38,747
                                        =========        =========        =========        =========         =========



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

                                                   RINI-REGO SUPERMARKETS, INC.
                                                   ----------------------------

                                                         AND SUBSIDIARIES
                                                         ----------------

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              -------------------------------------
                                                          (in thousands)



                                                                                      Fiscal Year Ended
                                                                        -----------------------------------------------
                                                                          July 1,           July 2,            July 3,
                                                                           1995              1994               1993
                                                                        (52 Weeks)        (52 Weeks)         (53 Weeks)
                                                                        ----------        ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  11,641         $   8,446          $   6,463
     Adjustments to reconcile net income
         to net cash provided by
         operating activities:
            Cumulative effect of change in
               accounting principle                                          -               (6,866)               -
            Depreciation and amortization                                  17,448            14,804             13,585
            Loss on sale of assets                                            828               639                 82
            Deferred income taxes                                          (2,496)           (3,269)            (1,029)
            Changes in assets and liabilities:
               Decrease (increase) in accounts
                 and notes receivable                                         171            (6,743)           (10,278)
               Decrease (increase) in
                 inventories                                                  237            (1,797)            (5,985)
               Increase in prepaid expenses                                   (57)             (231)              (602)
               Increase in other assets                                      (343)             (779)              (730)
               Increase (decrease) in accounts
                  payable                                                   6,595            (1,574)             6,298
               Increase in self insurance reserves                          1,314               474                731
               Increase in accrued expenses
                 and other liabilities                                     11,671            10,395              7,786
               Change in other                                               (240)               95                136
                                                                        ----------        ----------         ----------
     Net cash provided by
         operating activities                                           $  46,769         $  13,594          $  16,457
                                                                        ----------        ----------         ----------

                                                                                       Fiscal Year Ended
                                                                        -----------------------------------------------
                                                                          July 1,           July 2,            July 3,
                                                                           1995              1994               1993
                                                                        (52 Weeks)        (52 Weeks)         (53 Weeks)
                                                                        ----------        ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                             $ (28,050)        $ (27,132)         $ (25,807)
  Proceeds from sale of fixed assets                                        2,420               876              1,003
                                                                        ----------        ----------         ----------
     Net cash used for investing activities                               (25,630)          (26,256)           (24,804)
                                                                        ----------        ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving lines of credit                                 651,479           917,069            633,021
  Repayments of revolving lines of credit                                (666,655)         (900,290)          (630,821)
  Borrowings through term loan                                                -                 -               12,000
  Additional borrowings                                                     1,425             6,914              1,008
  Debt repayments                                                          (6,165)           (9,435)            (5,034)
  Additions to capital lease obligations                                      -                 -                  490
  Repayment of capital lease obligations                                   (1,380)           (1,470)            (1,234)
  Preferred stock dividends                                                  (144)             (144)              (144)
                                                                        ----------        ----------         ----------
     Net cash (used for) provided by
         financing activities                                             (21,440)           12,644              9,286
                                                                        ----------        ----------         ----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                           (301)              (18)               939
CASH AND CASH EQUIVALENTS, AT BEGINNING
  OF YEAR                                                                   4,376             4,394              3,455
                                                                        ----------        ----------         ----------
CASH AND CASH EQUIVALENTS, AT END
  OF YEAR                                                               $   4,075         $   4,376          $   4,394
                                                                        ==========        ==========         ==========


SUPPLEMENTAL DATA:
  Interest paid                                                         $   7,769         $   7,627          $   7,585
                                                                        ==========        ==========         ==========

  Income taxes paid                                                     $   6,807         $   6,417          $   4,334
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

                         RINI-REGO SUPERMARKETS, INC.
                         ----------------------------

                               AND SUBSIDIARIES
                               ----------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


(1)      Summary of Significant Accounting Policies:
         -------------------------------------------

         PRESENTATION -- Rini-Rego Supermarkets, Inc. (RRS or the Company), formerly known as Fisher Foods, Inc. (Fisher), is a subsidiary of Riser Foods, Inc. (Riser). The accompanying financial statements of the Company are presented on the "push down accounting" basis, for financial reporting purposes only, with the equity section of the accompanying balance sheet reflecting the equity of Riser.

         The separate financial statements of the Company would reflect the following shareholder equity amounts (in thousands):

                            July 1,        July 2,
                             1995           1994
                           --------       --------
Preferred stock            $ 1,811        $ 1,811
Common Stock                 1,403          1,403
Paid-in capital             22,714         22,714
Retained earnings           48,776         37,279
                           --------       --------
                           $74,704        $63,207
                           ========       ========


         SEGMENT INFORMATION -- The Company is engaged in one business segment, the food distribution industry. The Company distributes national brand and private label products through Company-operated and other independently-operated retail stores throughout northeast and central Ohio, southeastern Michigan and western Pennsylvania. The Company operates 38 retail locations in northeast Ohio. The following is a detail of the number of Company-operated stores by year:

                             1995       1994       1993
                             ----       ----       ----
     Beginning of year        42         45         51
     Opened                    -          2          1
     Closed                   (4)        (5)        (7)
                             ----       ----       ----
     End of year              38         42         45
                             ====       ====       ====

         PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of RRS and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

         FISCAL YEAR -- The Company's fiscal year ends on the Saturday closest to June 30. Fiscal 1995 and 1994 consist of the 52 weeks ended July 1, 1995 and July 2, 1994, respectively. Fiscal 1993 consists of the 53 weeks ended July 3, 1993.

         CASH EQUIVALENTS -- The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

         INVENTORIES -- Inventories are stated at the lower of cost or market. Cost is determined through the use of the last-in, first-out (LIFO) method for a majority of consolidated inventories: 77% at July 1, 1995 and 72% at July 2, 1994. The first-in, first-out (FIFO) method is used to determine cost for the remaining inventories which consist principally of perishable products and warehouse health and beauty care and general merchandise products.

         If the FIFO method had been used to determine cost for all Company inventories, total inventories would have been higher than reported by approximately $6,452,000 at July 1, 1995 and $6,383,000 at July 2, 1994.

         PROPERTY, EQUIPMENT AND CAPITAL LEASES -- Property and equipment are recorded at cost and depreciated using the straight-line method at annual rates sufficient to amortize the cost of the assets during their estimated useful lives. Accelerated depreciation methods are used for income tax purposes. Amortization of property under capital leases is computed using the straight-line method over the shorter of the estimated life of the asset or the term of the lease. The following ranges of depreciable lives are used:

                 Buildings and Improvements        19 to 40 years
                 Leasehold Improvements             5 to 20 years
                 Equipment                          3 to 15 years

         SELF INSURANCE RESERVES -- The Company is primarily self insured for property loss, general liability costs and workers' compensation. Estimated costs of these self insurance programs are accrued at current cost based on projected settlements for claims and include estimates for claims incurred but
not reported.   Any adjustments made to previously recorded reserves are
reflected in current operating results. Amounts charged to expense for self insured liabilities were $4,726,000, $3,940,000, $4,170,000 in 1995, 1994, and
1993, respectively.

         REVENUE RECOGNITION -- Revenues from product sales are recognized upon shipment of the product from warehouse distribution to independently-operated retail stores and at the point of sale for Company-operated retail stores.


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


(2)      Trade Accounts and Notes Receivable:
         ------------------------------------

         The Company's trade accounts and notes receivable are primarily with various wholesale customers which are engaged in retail food distribution in northeast and central Ohio, western Pennsylvania and southeastern Michigan.

         The Company's notes receivable principally arise from the financing of store leaseholds, inventory and fixed assets related to the Company's independently-operated wholesale customers. Loans to independent retailers, as well as trade accounts receivable, are primarily collateralized by the retailers' inventory, equipment and fixtures. The notes range in length from 1 to 7 years and primarily bear interest at prime plus 1.0% or 1.5%. Management believes the estimated fair market value of the notes approximates net carrying value at July 1, 1995 and July 2, 1994.

         Trade accounts receivable include $5,386,000 and $4,664,000 of the current portion of notes receivable at July 1, 1995 and July 2, 1994, respectively. Trade accounts receivable are net of an allowance for doubtful accounts of $2,953,000 at July 1, 1995 and $3,295,000 at July 2, 1994.

(3)      Accrued Expenses:
         -----------------

         Accrued expenses include the following (in thousands):

                                                        1995           1994
                                                      ---------      ---------
                   Accrued payroll and related
                    expenses                          $ 12,536       $  8,742
                   State and local taxes                 5,752          5,496
                   Accrued income taxes                  5,643          1,498
                   Closed facilities reserve,
                    current portion                      3,458          2,125
                   Redeemed preferred stock              1,895            -
                   (See Note 9)
                   Other accrued expenses               15,926         12,050
                                                      ---------      ---------
                                                      $ 45,210       $ 29,911
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

        The income tax provision in the accompanying consolidated statements of income differs from the provision at statutory rates as follows (in thousands):

                                                                     1995             1994             1993
                                                                   ---------        ---------        ---------
Income before income taxes,
  extraordinary item and
  change in accounting principle                                   $ 19,493         $  2,508         $ 10,065
                                                                   =========        =========        =========
Tax provision at federal
  statutory rates                                                  $  6,822         $    853         $  3,472
State and local income taxes, net of
  federal income tax benefit                                            889               30              341
Difference in financial reporting and
  tax bases of net assets acquired                                       -                -               219
Officers' life insurance                                                100               28              (21)
Stock option exercised                                                   -                -              (165)
Other                                                                    41               17                9
                                                                   ---------        ---------        ---------
Provision for income taxes                                         $  7,852         $    928         $  3,855
                                                                   =========        =========        =========


         The Company's income tax provision consists of the following components (in thousands):

                                                                              1995             1994              1993
                                                                            ---------        ---------        ---------
 Current:
       Federal                                                              $  8,281         $  3,351         $  4,364
       State and local                                                         2,067              846              520
                                                                            ---------        ---------        ---------
                                                                              10,348            4,197            4,884
 Deferred:
       Federal                                                                (1,796)          (2,469)          (1,029)
       State and local                                                          (700)            (800)             -
                                                                            ---------        ---------        ---------
                                                                              (2,496)          (3,269)          (1,029)
                                                                            ---------        ---------        ---------
     Provision for income taxes                                             $  7,852         $    928         $  3,855
                                                                            =========        =========        =========

       Significant components of the Company's net deferred tax asset at July 1, 1995 and July 2, 1994, are as follows (in thousands):

                                                                              1995             1994
                                                                            ---------        ---------
DEFERRED TAX LIABILITIES:
  Property, equipment and capital
    leases                                                                  $ (6,342)        $ (5,619)
  State and local taxes other
    than income                                                                 (601)            (459)
                                                                            ---------        ---------
                                                                              (6,943)          (6,078)
DEFERRED TAX ASSETS:
  Reserve for uncollectible accounts                                           1,598            1,280
  Closed facilities reserve                                                    5,419            6,123
  Self insurance reserves                                                      5,957            4,858
  Employees' retirement benefits                                               1,721            1,058
  Accruals not currently deductible                                            4,597            2,296
  Net operating loss carryforwards                                             7,156            7,782
  Other                                                                        1,284              974
                                                                            ---------        ---------
                                                                              27,732           24,371
VALUATION ALLOWANCE                                                           (4,648)          (4,648)
                                                                            ---------        ---------
NET DEFERRED TAX ASSET                                                      $ 16,141         $ 13,645
                                                                            =========        =========

         The Company has gross NOL totaling $21,046,000 which expire as follows (in thousands):

                     Year                NOL
                     ----              --------
                     2001              $15,658
                     2002                5,388
                                       --------
                                       $21,046
                                       --------

SFAS No. 109 requires that the tax benefit of such NOL be recognized as an asset to the extent the Company assesses the utilization of such NOL to be "more likely than not". Based upon the Company's history of prior earnings in a competitive industry, expectations for future earnings and tax regulations which limit the annual amount of NOL available for deduction and carryforward period, the Company does not currently believe it is more likely than not that the entire amount of NOL will be utilized before they expire. As such, the valuation allowance of $4,648,000 established upon the adoption of SFAS No. 109 is maintained. To the extent it is determined that such valuation allowance is no longer appropriate, income tax expense of future periods will be favorably impacted.

         Prior to the Company's adoption of SFAS No. 109, realization of these NOL was recognized as a reduction of purchase accounting for non-current assets until such time as the carrying values were written off. The Company utilized $2,166,000 of these NOL in 1993. On an after tax basis, $253,000 of the 1993 utilization was recognized as an extraordinary item after $483,000 was utilized to write-off the remaining balance of non-current purchase price assets.

(5)      Long-Term Debt:
         ---------------

         Long-term debt is comprised of the following (in thousands):

                                                                                         1995            1994
                                                                                       --------       --------
         Borrowings under bank credit facility:
            Revolving lines of credit                                                  $22,627        $37,802
            Term loan                                                                    8,571          9,857

         Taxable Variable Rate Demand Notes                                              9,000         11,000

         9.75% Subordinated Debentures, less
            unamortized issuance discount of
            $1,225,000 and $1,362,000 at 1995
            and 1994, respectively, $655,000
            due annually beginning December 30,
            1997, with remainder due in 2001                                            11,867         11,730

         Financing Leases                                                                5,498          4,771

         Real estate mortgages at rates
            ranging from 7% to 10%                                                       2,534          4,588

         Other Notes Payable                                                               513            603
                                                                                       --------       --------
                                                                                        60,610         80,351
         Less - Current maturities                                                       4,861          4,891
                                                                                       --------       --------
         Long-term Debt                                                                $55,749        $75,460
                                                                                       ========       ========

         The Company's bank credit facilities (Facilities) provide for revolving lines of credit, letters of credit and a term loan up to an aggregate of $77.6 million. During the fourth quarter of fiscal 1995, the Facilities were amended and the due date for borrowings under the revolving lines of credit was extended to July 6, 1998. The term loan is payable in quarterly installments of $428,571 over five years with a balloon payment due in April 1998. The amendment also provided the Company with an option to borrow funds under its revolving lines and term loan at either .25% over the Bank's Prime Interest Rate or 2.50% over LIBOR. Commitment fees representing .25% per annum of the unused facilities plus agency fees of $2,500 per month are also paid monthly. Available unused borrowing capacity under these Facilities at July 1, 1995 was approximately $29.2 million.

         The Facilities consist of separate credit agreements for each of the Company's significant operating entities (collectively the Consolidated Credit Agreement). Borrowings under each entity's individual facility cannot exceed 85% of the respective entity's qualified receivables, plus from 55% to 65% of eligible inventory and 100% of eligible cash and cash equivalents, less certain reserves and obligations, all as defined in the Consolidated Credit Agreement. The Facilities are secured by substantially all the assets of Riser and each individual credit facility is cross-guaranteed by all other subsidiaries and guaranteed by Riser.

         Among other covenants, the Consolidated Credit Agreement requires that the Company maintain, on a consolidated basis, minimum levels of tangible net worth and cash flows and minimum ratios of liabilities to tangible net worth and capital expenditures to cash flows, which vary each fiscal year. The agreement further provides for limitations on dividends and capital expenditures. The Company is in compliance with all covenants at July 1, 1995.

         The Company's Taxable Variable Rate Demand Notes (Notes) bear interest at a variable rate based on the higher of the average 30-day or 90-day commercial paper rate, plus a market increment which at July 1, 1995 was .125%, payable monthly. Principal under the Notes is payable in annual installments of $2,000,000 through December 1, 1997 and $3,000,000 on December 1, 1998. The Notes are secured by a bank letter of credit. The bank letter of credit expires in June 1996, has an annual fee of 1% on the outstanding note balance, and is secured by the Facilities.

         Concurrent with the issuance of the Notes, the Company entered into an exchange transaction which fixed the higher of the 30-day or 90- day commercial paper rate at 6.50% through December 1, 1994 at dollar amounts which correspond to the Notes outstanding. Until the expiration of the exchange contract, the Company recorded interest expense on the Notes as if the interest rate was fixed at 6.5%.

         The 9.75% Subordinated Debentures are recorded net of an original issue discount, based on an imputed interest rate of 12%, which is being amortized over the term of the indebtedness using the effective interest method. These debentures require semiannual interest payments and may be redeemed at the Company's option at 100% of the principal amount.

         The Company finances certain store fixtures and equipment associated with programs to remodel and remerchandise its Company-operated retail stores under financing agreements with seven year terms and bearing interest at rates ranging from 6.9% to 9.2%.

         Certain property with an aggregate net value for financial reporting purposes of $23,179,000, was pledged to secure real estate first mortgages on July 1, 1995.

         Future maturities of long-term debt as of July 1, 1995, are summarized as follows (in thousands):

                                  1996                      $ 4,861
                                  1997                        4,911
                                  1998                        9,072
                                  1999                       26,655
                                  2000                        3,135
                                  2001 and thereafter        11,976
                                                            --------
                                                            $60,610
                                                            ========

     No quoted market prices are available for any of the Company's long-term debt as it is not actively traded. Management however, believes the carrying values of the Company's borrowings under its bank credit facility, the notes and real estate mortgages approximate their fair values as all bear interest at current market rates. It is not practical to estimate the fair value of the Company's 9.75% subordinated debentures because of the inability to estimate fair value without incurring excessive costs.

(6)      Leases:
         -------

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

         Leased property under capital leases, which is included in property, equipment and capital leases, consisted of the following amounts (in thousands):

                          Buildings                                  $11,916
                          Equipment                                    1,509
                                                                     --------
                                                                      13,425
                          Less - Allowance for amortization           (8,862)
                                                                     --------
                                                                     $ 4,563
                                                                     ========

         The following is a schedule of future minimum lease payments under noncancelable operating and capital leases as of July 1, 1995 (in thousands):

                            Operating Leases                   Capital Leases
                      Related             Unrelated          Related    Unrelated
                      --------            ---------          --------   ---------
1996                  $ 1,743             $ 11,531           $   166    $  2,283
1997                    1,744               11,275               166       2,014
1998                    1,770               10,067               180       1,465
1999                    1,793                9,305               193       1,154
2000                    1,770                8,246               193       1,112
Thereafter              5,840               54,528             1,454       3,314
                      --------            ---------          --------   ---------
                      $14,660             $104,952             2,352      11,342
                      ========            =========
Less -
  Amounts representing
    executory costs                                              -           507
  Imputed interest                                             1,517       3,438
                                                             --------   ---------
  Present value of net minimum
    lease payments                                               835       7,397

Less - Current portion                                           -         1,392
                                                             --------   ---------
                                                             $   835    $  6,005
                                                             ========   =========

        The Company also subleases certain of its leased retail store locations and a portion of its warehouses. Future minimum rental income under subleases of operating and capital leases at July 1, 1995 amounted to $15,892,000.

         Total rental expense for unrelated operating leases was as follows (in thousands):

                                   1995              1994          1993
                                ---------         ---------     ---------
Minimum rental                  $ 10,223          $  8,656      $  8,184
Contingent rental                    336               141           322
Sublease rental income            (1,655)           (1,976)       (1,538)
                                ---------         ---------     ---------
                                $  8,904          $  6,821      $  6,968
                                =========         =========     =========

         Total rental expense for related operating leases was as follows (in thousands):

                                   1995              1994          1993
                                ---------         ---------     ---------
Minimum rental                  $  2,101          $  2,211      $  2,557
Contingent rental                     35                35            72
Sublease rental income              (730)             (591)         (464)
                                ---------         ---------     ---------
                                $  1,406          $  1,655      $  2,165
                                =========         =========     =========

(7)      Disposition of Facilities:
         --------------------------
         The Company provides for the estimated costs of closing facilities concurrent with making the decision to close. The types of costs provided primarily include future lease payments net of estimated sublease income and expected losses on disposal of assets.

         An analysis of the activity in the closed facilities reserve is as follows (in thousands):

                                   1995              1994          1993
                                ---------         ---------     ---------
         Beginning balance      $ 14,887          $  5,923      $  3,566

         Restructuring charges       -              12,000         5,000

         Payments and other
          deductions              (1,223)           (3,036)       (2,643)
                                ---------         ---------     ---------
         Ending balance         $ 13,664          $ 14,887      $  5,923
                                =========         =========     =========


           The 1994 restructuring charge represented estimated costs associated with the Company's retail store consolidation plan to close smaller, outdated Company-operated retail stores representing approximately 456,000 square feet. Certain of these stores will be replaced by newer, larger stores representing approximately 431,000 square feet. Some of these newer stores will be operated by wholesale customers and the remaining stores will be new or expanded Company-operated retail stores. At July 1, 1995, the Company has closed nine stores included in the 1994 restructuring charge with an additional four stores to be closed over the next three to four years.

           The 1993 restructuring charge represented the estimated costs associated with the closing of seven retail stores including six Carl's or former Carl's stores. These closings were the result of the Company's decision to focus efforts on its core store format, Rini- Rego Stop-N-Shop.

           At July 1, 1995 the net book value of fixed assets and property pertaining to closed facilities was $4,722,000. An allowance to reduce these assets to their estimated net realizable value is included in the allowance for depreciation, amortization and loss on disposal, while the long-term portion of the reserve for closing facilities is classified in other liabilities on the accompanying balance sheets.

(8)        Employee Benefit Plans:
           -----------------------

           The Company sponsors an employee savings plan (401(k)) for all non-union employees. Contributions to the plan are in the form of employee salary deferrals and Company matching funds. Amounts contributed and expensed for Company matching funds were $342,000 in 1995, $227,000 in 1994 and $65,000 in 1993.

           The Company also participates in various multi-employer pension plans. The plans provide for defined benefits to substantially all of the Company's union employees. Amounts charged to pension cost and contributed to the plans were approximately $5,012,000, $4,789,000 and $4,860,000, for 1995, 1994 and 1993, respectively. At the dates of the latest actuarial valuations, the aggregate withdrawal liability for the multi-employer pension plans totaled approximately $1,680,000.

           The Company maintains retirement benefit arrangements for certain former key executives of the Company. The plans primarily provide for payments to these executives for life with a three-year extension for surviving spouses. The Company recorded expense of $300,000 in 1995, no expense in 1994 and $472,000 in 1993. The amount accrued for these plans was $2,923,000 at July 1, 1995 and $2,711,000 at July 2, 1994.

           During fiscal 1995, the Company established a Supplemental Executive Retirement Plan (SERP) which will provide retirement benefits to participating executives supplementing amounts currently limited under the Company's 401(k) Plan by Internal Revenue Service regulations. These benefits will be made upon the retirement, death or disability of the executive. Payments are made for the life of the executive with a minimum of 15 years benefit to either the executive or their beneficiary. The SERP also provides for reduced benefits in the event of early retirement, death or disability. The Company discounts the net present value of benefits under the SERP utilizing a 7.50% discount factor. Vested benefits are not required to be funded however, the Company has elected to insure the lives of these executives to assist in the funding of the SERP liability. The Company recorded $1,284,000 of expense related to the SERP in fiscal 1995, of which $943,000 represented the vesting of prior service costs.

(9)  Capital Stock:
     --------------

     Each share of Series A Preferred stock is convertible, at the option of the holder, into 9.79 shares of Class A Common Stock and is redeemable, at the option of Riser, at $105 per share.

     Riser's Board of Directors unanimously approved the redemption of the Series A Preferred Stock on June 9, 1995 at $105 per share and accordingly, the Series A Preferred Stock's redemption price has been classified in accrued expenses at July 1, 1995.

     The holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to 10 votes per share, except with respect to the election of directors, at which time holders of Class A Common Stock will vote as a separate class and be entitled to elect 25% of the total number of directors and the Class B Common Stockholders will elect the remaining directors. Amounts shown on the balance sheets are net of 1,553,630 shares of Class A Common stock outstanding that are held by a Riser subsidiary.


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

                                 Class A
                                 Common         Option Price
                                 Stock           Per Share
                                --------        ------------
Balance - June 27, 1992          79,900            $10.31
  Granted                       184,700            $ 7.31
  Forfeited                      (8,800)        $7.31-$10.31
  Exercised                         -                 -
                                --------
Balance - July 3, 1993          255,800         $7.31-$10.31
  Granted                           -                 -
  Forfeited                     (20,400)        $7.31-$10.31
  Exercised                         -                 -
                                --------
Balance - July 2, 1994          235,400         $7.31-$10.31
  Granted                       226,500            $ 7.25
  Forfeited                     (13,000)        $7.31-$10.31
  Exercised                         -
                                --------
Balance - July 1, 1995          448,900         $7.31-$10.31
                                ========

Available for future grants      51,100
                                ========

         The options granted in 1995 and 1993 are non-qualified options for federal income tax purposes and are not exercisable until two years after grant.

         At the date of Riser's business combination, options to purchase shares of the Company's common stock, issued pursuant to the Company's Stock Option Plan, were converted into options to acquire Class A Common Stock. These outstanding options, totaling 7,000 at July 1, 1995, are at option prices ranging from $9.25 to $15.13.

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

         Amounts paid to the Association for services provided to the Company totaled approximately $7,519,000, $7,265,000 and $6,604,000 for 1995, 1994 and
1993, respectively. The trade accounts payable balance in the accompanying balance sheets include amounts due the Association of approximately $1,229,000 at July 1, 1995 and $895,000 at July 2, 1994. The trade accounts receivable balance in the accompanying balance sheets include amounts due from the Association of approximately $774,000 at July 1, 1995 and $744,000 at July 2, 1994.

(11)     Contingent Liabilities:
         -----------------------

         The Company is the guarantor of certain lease obligations and mortgages of Dominick's Finer Foods, Inc., a former subsidiary. The lease obligations covered total approximately $12,686,000 over the noncancelable term of the obligations, some of which extend to the year 2006. The Company has no collateral or security interests in the lease obligations or mortgages. Management believes that the contingent liability, if any, resulting from the guarantee of the obligations will not have a material adverse effect on the Company's consolidated financial position or results of its operations.

         Effective September 1988, the Company entered into an agreement with Electronic Data Systems Corporation (EDS) for the management and operation of the Company's data center. This agreement provides for minimum payments summarized as follows (in thousands):

                           1996                                  $3,423
                           1997                                   3,584
                           1998                                   3,750
                           1999                                   1,948
                                                                --------
                                                                $12,705
                                                                ========

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

(12)     Quarterly Financial Data (unaudited):
         -------------------------------------
         (in thousands, except per share data)

                                                                           Quarter Ended
                                                   ------------------------------------------------------------
                                                   October          January          April 8,         July 1,
                                                   22, 1994         14, 1995            1995            1995
                                                   (16 Weeks)       (12 Weeks)       (12 Weeks)       (12 Weeks)
                                                   ---------        ---------        ---------        ---------
     Net Sales                                   $ 346,701        $ 282,118        $ 275,405        $ 280,769
     Gross profit                                   67,340           55,970           54,841           56,409
     Income before
       income taxes                                  3,620            4,591            4,823            6,459
     Net income                                      2,190            2,781            2,903            3,767
     Net income per common
       share                                           .27              .34              .35              .46
                                                   =========        =========        =========        =========

                                                                           Quarter Ended
                                                   ------------------------------------------------------------
                                                   October          January          April 9,         July 2,
                                                   23, 1993         15, 1994            1994            1994
                                                   (16 Weeks)       (12 Weeks)       (12 Weeks)       (12 Weeks)
                                                   ---------        ---------        ---------        ---------
     Net sales                                   $ 327,973        $ 270,765         $ 259,490       $ 263,376
     Gross profit                                   63,061           51,330            49,214          52,543
     Income (loss) before
      taxes & accounting change                      3,436            3,944            (9,564)          4,692
     Net income (loss)
      before accounting change                       2,086            2,394            (5,874)          2,974
     Accounting change                               6,866              -                -                -
     Net income (loss)                               8,952            2,394            (5,874)          2,974

     Net income (loss) per
      common share:
       Before accounting change                        .25              .29             (.73)             .37
       Accounting change                               .85              -                -                -
                                                  -----------     ------------       ----------      -----------
     Net income (loss) per
      common share                               $    1.10        $     .29         $    (.73)       $     .37
                                                 ===========      ===========       ==========      ===========

                                Exhibit Index
                                -------------

  Exhibit No.

        21              Subsidiaries of the Registrant

        27              Financial Data Schedule