Form 10-Q
period 1995-10-21
RINI REGO SUPERMARKETS INC
filed 1995-12-05
CIK 37180

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.  20549

                            FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 21, 1995

                                   or

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

                    YES        X           NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
                                              November 27, 1995
     Class A Common Stock, No  Par Value         3,536,577

PAGE

                    PART I.  FINANCIAL INFORMATION

 Item 1.   Financial Statements



           RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands of dollars)


                                    10/21/95             7/1/95
                                   ----------          ----------
ASSETS                             (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents         $   3,521         $   4,075
  Trade accounts receivable, net       42,018            38,272
  Inventories                          75,084            74,042
  Deferred income taxes                10,022            10,022
  Prepaid expenses                      4,099             4,895
                                    ----------         ----------
    Total current assets              134,744           131,306

PROPERTY, EQUIPMENT AND               195,830           185,826
  CAPITAL LEASES
      Less-Allowances for
      depreciation, amorti-
      zation and loss on disposal
      of fixed assets                  73,113            67,729
                                    ----------         ----------
                                      122,717           118,097

 OTHER ASSETS:

      Notes receivable                  8,389            10,868
      Deferred income taxes             6,119             6,119
      Other                             2,290             2,071
                                    ----------         ----------
        Total other assets             16,798            19,058
                                    ----------         ----------
 TOTAL ASSETS                       $ 274,259          $ 268,461
                                    ==========         ==========

     The accompanying Notes to Consolidated Condensed Financial
       Statements are an integral part of these balance sheets.

                                      10/21/95           7/1/95
                                     ----------        ----------
                                    (unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                $  49,795         $  52,209
     Accrued expenses                   41,693            45,210
     Current portion of
       long-term liabilities            10,075            10,003
                                     ----------         ----------
          Total current liabilities    101,563           107,422

LONG-TERM LIABILITIES:
     Debt                               65,481            55,749
     Capital lease obligations           6,471             6,840
     Self insurance reserves            11,701            11,845
                                     ----------         ----------
       Total long-term liabilities      83,653            74,434

OTHER LIABILITIES                       11,949            12,231

STOCKHOLDERS' EQUITY:
  Class A Common Stock--7,127,087           71                71
    and 7,125,287 shares outstanding at
    10/21/95 and 7/1/95, respectively
  Class B Common Stock--955,613 shares      10                10
  Paid-in capital                       35,559            35,546
  Retained earnings                     41,454            38,747
                                     ----------         ----------
    Total stockholders' equity          77,094            74,374
                                     ----------        ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $ 274,259         $ 268,461
                                     ==========        ==========









   The accompanying Notes to Consolidated Condensed Financial
    Statements are an integral part of these balance sheets.

PAGE

           RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
   (In thousands of dollars, except share and per share data)
                           (unaudited)


                                        Sixteen Weeks Ended
                                    10/21/95          10/22/94
                                  ------------      ------------
NET SALES                         $   377,387       $   346,701


COST OF GOODS SOLD                    302,627           279,361
                                  ------------      ------------
     Gross profit                      74,760            67,340

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE              67,742            61,815
                                  ------------      ------------
     Operating income                   7,018             5,525

INTEREST EXPENSE                       (2,128)           (2,293)
INTEREST INCOME                           402               388
                                  ------------      ------------
INCOME BEFORE INCOME TAXES              5,292             3,620

PROVISION FOR INCOME TAXES              2,170             1,430
                                  ------------      ------------
NET INCOME                              3,122             2,190

LESS PREFERRED STOCK DIVIDENDS             11                36
                                  ------------      ------------
NET INCOME FOR COMMON
  STOCKHOLDERS                     $     3,111       $     2,154
                                  ============      ============


NET INCOME PER COMMON SHARE       $       .38       $       .27
                                  ============      ============

DIVIDENDS PER COMMON SHARE        $       .05       $       -
                                  ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                8,081,752         8,080,900
                                  ============      ============

   The accompanying Notes to Consolidated Condensed Financial
      Statements are an integral part of these statements.

PAGE

           RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    (In thousands of dollars)
                           (unaudited)


                                           Sixteen Weeks Ended
                                        10/21/95        10/22/94
                                      ------------     ------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                      $    3,122      $   2,190
      Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation and amortization      5,489          5,185
        Changes in assets and
            liabilities                   (8,149)         5,979
                                      ------------     ------------

       Net cash provided by
          operating activities               462         13,354

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixed assets          (10,022)        (6,083)
      Proceeds from sale of fixed
        assets                                31             52
                                      ------------     ------------
      Net cash used for investing
        activities                        (9,991)        (6,031)
                                      ------------     ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under revolving
        lines of credit                  257,783        195,488
      Repayments of revolving lines
        of credit                       (248,345)      (204,165)
      Additional borrowings                1,573          1,425
      Debt repayments                     (1,191)          (762)
      Repayments of capital lease
        obligations                         (443)          (404)
      Exercise of stock options               13              -
      Preferred stock dividends              (11)           (36)
      Common stock dividends                (404)             -
                                      ------------     ------------
        Net cash provided by (used
          for) financing activities        8,975         (8,454)
                                      ------------     ------------

PAGE


                                           Sixteen Weeks Ended
                                       10/21/95         10/22/94
                                     ------------      ------------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                     (554)         (1,131)

CASH AND CASH EQUIVALENTS, AT
  BEGINNING OF PERIOD                      4,075           4,376
                                     ------------      ------------

CASH AND CASH EQUIVALENTS, AT
  END OF PERIOD                      $     3,521       $   3,245
                                     ============      ============

SUPPLEMENTAL DATA:
  Interest Paid                      $     1,526       $   2,011
                                     ============      ============

  Income Taxes Paid                  $     4,279       $   1,340
                                     ============      ============

























  The accompanying Notes to Consolidated Condensed Financial
      Statements are an integral part of these statements.

PAGE

           RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        OCTOBER 21, 1995



(1)  Basis of Presentation:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for the sixteen weeks ended October 21, 1995 are not necessarily indicative of the results for the fiscal year ending June 29, 1996. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary for a fair statement of the financial position at the dates indicated and of the results for the interim periods indicated.

     Rini-Rego Supermarkets, Inc. (RRS or the Company), formerly known as Fisher Foods, Inc. (Fisher), is a subsidiary of Riser Foods, Inc. (Riser). The accompanying financial statements of the Company are presented on the "push down accounting" basis, for financial reporting purposes only, with the equity section of the accompanying balance sheet reflecting the equity of Riser. The seperate financial statements of the Company would reflect the following stockholder equity amounts (in thousands):

                                10/21/95            7/2/95
                                ----------        ---------
     Preferred Stock            $  1,811          $  1,811
     Common Stock                  1,403             1,403
     Paid-in capital              22,714            22,714
     Retained Earnings            51,887            48,776
                                ---------         ---------
                                $ 77,815          $ 74,704
                                =========         =========

(2)  Debt:

     The Company's bank credit facilities (the Facilities) provide for revolving lines of credit and letters of credit up to an aggregate of $69.0 million and a term loan which currently has $7.7 million outstanding. The Facilities are secured by substantially all of the Company's assets. Facility fees and interest are paid monthly. Available unused borrowing capacity under the Facilities at October 21, 1995 was approximately $22.4 million.
PAGE

     Subsequent to the end of the third quarter of fiscal 1995, the Facilities were amended, principally to extend the due date for borrowings under the revolving lines of credit to July 6, 1998 and to adjust the financial covenants to accommodate the Company's store remodelling and expansion plans. The amendment also provides for the Company's option to borrow funds under its revolving lines of credit and term loan at either .25% over the Bank's Prime Interest Rate or 2.50% over LIBOR.


(3)  Changes in Equity:

     Riser's Board of Directors unanimously approved the redemption of its Series A Preferred Stock on June 9, 1995. The outstanding shares of preferred stock were redeemed on July 28, 1995 at a redemption price of $105 per share plus accumulated dividends. The Company redeemed 18,044 shares at a total redemption price of $1,894,620 plus accumulated dividends of $11,007.

     On September 8, 1995, Riser's Board of Directors declared an initial regular quarterly dividend of $.05 per share on each outstanding share of its Class A Common Stock and Class B Common Stock, payable on October 10, 1995 to stockholders of record at the close of business on September 29, 1995. The declaration and payment of dividends is subject to the discretion of Riser's
Board of Directors, and there can be no assurance that dividends will be paid in the future. Riser paid dividends on its Common Stock totalling $481,757 of which $77,682 was paid to the Company.

     Riser has a Stock Incentive Plan which provides for both qualified and non-qualified stock options, as well as stock appreciation rights and restricted stock grants for employees, officers and directors of Riser. Stock options must be issued at not less than fair value of the Class A Common Stock at the date of grant and are exercisable for up to ten years from the date of grant. The outstanding options are exercisable at option prices ranging from $7.25 to $10.31. Options for 1,800 shares of Class A Common Stock were exercised at $7.31 per share during the first quarter of fiscal 1996.
PAGE

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

     The following table sets forth items from the Company's
Consolidated Statements of Income as a percentage of net sales:

                                             Sixteen Weeks Ended
                                         10/21/95          10/22/94
     Net sales                            100.00           100.00
     Cost of goods sold                    80.19            80.58
                                       ----------        ----------
     Gross profit                          19.81            19.42
     Selling, general and
       administrative expense              17.95            17.83
                                       ----------        ----------
     Operating income                       1.86             1.59
     Interest expense                        (.56)           (.66)
     Interest income                         .10              .11
                                       ----------        ----------
     Income before income taxes             1.40             1.04
     Income taxes                            .57              .41
                                       ----------        ----------
     Net income                              .83              .63
                                       ==========        ==========

     The results of operations for the sixteen week quarter ended October 21, 1995 continue to reflect successful implementation of strategic initiatives which were designed to improve operating performance and counter competitive and economic pressures. In general, the food distribution industry has encountered little or no top line price inflation between years while operating costs, particularly labor and occupancy, have contractually risen. Overall industry sales and operating margins have been challenged by growing competition from non-traditional sources, such as convenience stores and national mass merchandising chains.

Net Sales

     In the first quarter of fiscal 1996, net sales increased 8.85% to $377.4 million from $346.7 million in fiscal 1995. This continues a trend of increased sales over the prior year which began in the second quarter of fiscal 1994. This trend is attributed to the favorable impact of strategic initiatives to remodel and reposition Company-operated retail stores, aggressive merchandising in Company-operated retail stores which included the introduction of the Preferred Shoppers Club, expansion of the Company's wholesale distribution territory and the continuance of a strong economic climate in the Company's primary market area.

     The Company's strategic initiatives to remodel and reposition Company-operated retail stores have resulted in the consolidation of certain Company-operated retail stores. The following table details the number, format and square footage of Company-operated retail stores between years:

                                    Fiscal 1996     Fiscal 1995
      No. of Company-operated
       retail stores
         Beginning of year               38                42
          Opened                         --                --
          Closed                         --                (1)
                                    -----------     -------------
      End of first quarter               38                41
                                   ===========      =============
      Store Formats:
        Rini-Rego Stop-N-Shop            33                37
        Rini-Rego Marketplace             5                 4

      Square footage:
        Total - end of quarter      1,838,300         1,914,900
        Average store size
          (38 stores)                  48,376            47,816

     Sales in Company-operated retail stores increased 9.04% over the prior year while same store sales increases of 13.01% in the Company's 38 Rini-Rego stores more than offset sales losses in closed or about to be closed stores. This continues a trend of same store sales increases which began in the fourth quarter of fiscal 1994 and built slowly to the current level. The increase in same store sales is attributed the Company's retail remodeling and repositioning programs, aggressive merchandising which included the introduction of its Preferred Shoppers Club and a favorable economic climate.

     Company programs to remodel and reposition its core stores have proven to be successful. The closing of certain non-core stores and expansion and/or consolidation of certain other core stores have yielded positive sales growth and improved operating leverage. The Company completed the remodeling of one store in each of the first quarters of fiscal 1995 and 1996. The Company completed four major remodeling projects during fiscal 1995 which added approximately 27,500 square feet and closed four stores representing approximately 116,100 square feet. The Company anticipates completing a total of three major remodeling projects during fiscal 1996 which will add approximately 21,300 square feet.

     One of the important factors in the Company's program to reposition its core stores was the development of the Marketplace store format. The Marketplace stores are larger (approximately 65,000 square feet) and meet the consumer's basic grocery needs PAGE while offering expanded product lines featuring high quality perishable departments and a variety of full-service, consumer-oriented departments. The first Marketplace store celebrated the second year anniversary of its opening in the first quarter of fiscal 1996 and the other four Marketplace stores will celebrate their first anniversaries by January 1996.

     The Company also enhanced its market position by advertising campaigns promoted primarily through its Preferred Shoppers Club. During the first quarter of fiscal 1995, the Association of Stop-N-Shop Supermarkets, a northeast Ohio advertising cooperative which includes all the Company-operated retail stores, introduced a new target marketing campaign, the Preferred Shoppers Club. This program, the first of its kind in northeast Ohio, allows the Company to offer its customers greater value and will enhance the Company's ability to track customer purchasing habits and preferences. Participating shoppers receive a card which entitles them to extra markdowns below weekly sales prices. The success of this program has continued to increase sales in Company-operated retail stores and proven to be a valuable tool to counter competitive pressures.

     The Company expects to continue its trend of same store sales increases albeit at a lower rate. The Company anticipates same store sales increases lower than those previously realized during late fiscal 1995 and the first quarter of fiscal 1996 due to the cycling of remodels from prior year, a full year of the Preferred Shoppers Club and the timing of store remodeling projects. The Company will continue its plans to remodel core stores by focusing on Marketplace store formats where demographics so dictate, and continue to aggressively merchandise through its Preferred Shoppers Club to augment existing store sales.

     Net sales to independently-operated retail stores through Company distribution facilities increased 8.65% during the first quarter of fiscal 1996. Sales to independently-operated retail stores have benefited from strategic initiatives targeting the expansion of the Company's primary wholesale distribution
territory and expansion of the Company's product lines.   During
the last twelve months, the Company began distributing grocery and perishable products to independently-operated stores in southeast Michigan, increased the number of Hills Department stores it serviced by approximately 10% and began servicing 60 stores of a 100 store deep discount drug store chain.

     As a percentage of net sales, gross profit increased from 19.42% in the first quarter of fiscal 1995 to 19.81% in fiscal 1996. The Company's mix of sales between sales in Company-operated retail stores and sales to independently-operated retail stores remained consistent between years. The increase in gross profit percentage between years is principally the result of improved
PAGE
procurement opportunities as a result of the Company's increased sales volume and improvement in the Company's private label programs. The Company's provision for LIFO inventories was the same between years.

     Selling, general and administrative (SG&A) expenses also increased as a percentage of sales from 17.83% in fiscal 1995 to 17.95% in fiscal 1996. Company programs to remodel Company-operated retail stores, while yielding increased sales and gross profit opportunities, also have increased SG&A expenses as a percent of sales, principally occupancy and depreciation. SG&A expenses have also been negatively impacted by increased promotional expenses associated with the Preferred Shoppers Club and labor costs associated with Company incentive programs. The Company has been able to offset a portion of these increases through productivity gains as a result of its Total Quality Management initiatives and better leveraging of operating payroll costs.

     Interest expense declined from $2.3 million in fiscal 1995 to $2.1 million in fiscal 1996. Average debt levels, including capital leases, decreased 14.25% between years during the first quarter. This decrease is primarily attributed to programs initiated during fiscal 1995 to reduce the Company's investment in distribution inventories and increase inventory turns. Lower average debt levels were partially offset by increases in the interest rate charged under the Company's bank credit facilities. The Company's average interest rate under its bank credit facilities increased from approximately 8.00% last year to approximately 8.48% this year, principally because of increases in the Bank's Prime Lending Rate.

     The Company provided income taxes at an effective rate of 41.0% in fiscal 1996 compared to 39.5% in fiscal 1995. Taxes were provided at the various statutory rates to which the Company is subject. There were no significant differences between financial reporting and taxable income. The increase in the Company's effective tax rate reflects the Company being taxed at a higher federal tax rate (35% in fiscal 1996 compared to 34% in fiscal
1995) and a higher state income tax provision because of higher book income. The Company provides for the franchise tax portion of its state income tax provision as an operating expense.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary source of capital has historically come from internally generated funds. The capital expenditure requirements of the Company's remodeling and repositioning programs, the acquisition of the Company's Aurora Road warehouse facility and Cash-N-Carry branch and increased working capital requirements associated with expanded distribution territories, increased the Company's reliance on its bank credit facilities during the first quarter of fiscal 1996.
PAGE

     Operating activities generated $.5 million of cash in fiscal 1996 compared to $13.4 million in fiscal 1995. In adjusting net income to net cash provided by operating activities for fiscal 1996, the major changes in assets and liabilities include increases of accounts and notes receivable of $1.3 million (decrease of $1.4 million in fiscal 1995) and inventories of $1.0 million (decrease of $.7 million in fiscal 1995) and decreases in accounts payable of $2.4 million (increase of $6.8 million in fiscal 1995) and accrued expenses and other liabilities of $3.8 million (decrease of $3.1 million in fiscal 1995).

     During the first quarter of fiscal 1995, the Company recognized the cash benefits of lowering distribution inventories, thereby financing a greater portion of FIFO inventories with trade accounts payable. Trade accounts payable, as a percentage of FIFO inventories, decreased from 60.2% at the end of fiscal 1995 to 55.8% at the end of the first quarter of fiscal 1996. The $3.8 million decrease in accrued expenses and other liabilities during the first quarter of 1996 was the result of payments made for income taxes, the incentive bonus program and the redemption of the Company's preferred stock. The fiscal 1995 first quarter decrease in accrued expenses and other liabilities was principally related to the timing of income tax payments. The increase in accounts and notes receivable during the first quarter of fiscal 1996 of $1.3 million is due to the increase in sales.

     As a result of the foregoing, working capital increased to $33.2 million from $23.9 million at the end of fiscal 1995. At the same time, the Company's current ratio increased from 1.22:1 at the end of fiscal 1995 to 1.33:1 at the end of the first quarter of fiscal 1996. Increased borrowings under the bank's credit facilities increased the Company's long-term liabilities to equity ratio from 1.00:1 at the end of fiscal 1995 to 1.09:1 at the end of the first quarter. However, the Company has continued to improve its ratio of liabilities to equity to 2.56:1 at the end of the first quarter from 2.61:1 at the end of fiscal 1995.

     The Company utilized $10.0 million of first quarter cash flow for capital expenditures. This amount is approximately $3.9 million higher than last year's level and reflects the Company's acquisition of its Aurora Road and Cash-N-Carry distribution facilities, which had previously been leased. The Company used $3.5 million of its capital expenditures on retail remodeling projects, $6.2 million for distribution facilities and equipment and $.3 million on data processing systems upgrades.

     The Company anticipates that the level of capital expenditures for fiscal 1996 will be slightly higher than the previous three fiscal years principally because of the acquisition of previously leased distribution facilities. Capital expenditure levels will be maintained in the $25-35 million range over the next four fiscal PAGE years until the Company has completed the remodeling or expansion of its core stores. The Company believes that cash flow from operations and the unused portion of the bank credit facilities ($22.4 million at the end of the first quarter) will adequately fund planned capital expenditures, normal ongoing business activities and scheduled debt principal repayments.


IMPACT OF INFLATION

     Inflation increases the Company's major costs, inventory and labor. Because of the high velocity of inventory turnover in the food distribution industry and the Company's use of the LIFO valuation method for a majority of its inventory, the impact of inflation is normally reflected very quickly in the results of operations. The food distribution industry has experienced little or no food inflation over the last three years. Experience indicates that highly competitive market condition may prevent the Company from fully recovering inflation-driven costs through retail pricing alone.

PAGE

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



                                    RINI-REGO SUPERMARKETS, INC.
                                         (Registrant)






                                       /s/ Charles A. Rini
December 4, 1995                   By: Charles A. Rini
                                       President and Director




                                       /s/ Ronald W. Ocasek
December 4, 1995                  By:  Ronald W. Ocasek
                                       Chief Financial Officer and
                                       Treasurer, (Principal
                                       Accounting Officer)
PAGE