Form 10-Q
period 1996-04-06
RINI REGO SUPERMARKETS INC
filed 1996-05-17
CIK 37180

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C.  20549

                                 FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 6, 1996

                                   or

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

                    YES        X           NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
                                                  April 30, 1996
     Class A Common Stock, No Par Value             3,536,577

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements



               RINI-REGO SUPERMARKETS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (In thousands of dollars)

                                            4/6/96       7/1/95
                    ASSETS                ----------   ----------
                                          (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents               $   3,996    $   4,075
  Trade accounts receivable, net             40,026       38,272
  Inventories                                69,800       74,042
  Deferred income taxes                      10,022       10,022
  Prepaid expenses                            5,550        4,895
                                          ----------   ----------
    Total current assets                    129,394      131,306

PROPERTY, EQUIPMENT AND CAPITAL LEASES      197,328      185,826
  Less-Allowances for depreciation, amorti-
  zation and loss on disposal of fixed
  assets                                     72,050       67,729
                                          ----------   ----------
                                            125,278      118,097

OTHER ASSETS:
  Notes receivable                            4,997       10,868
  Deferred income taxes                       6,119        6,119
  Other                                       1,946        2,071
                                          ----------   ----------
    Total other assets                       13,062       19,058
                                          ----------   ----------
TOTAL ASSETS                              $ 267,734    $ 268,461
                                          ==========   ==========

                                            4/6/96       7/1/95
                                          ----------   ----------
                                          (unaudited)

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                        $  49,892    $  52,209
  Accrued expenses                           47,509       45,210
  Current portion of long-term
  liabilities                                10,529       10,003
                                          ----------   ----------
    Total current liabilities               107,930      107,422

LONG-TERM LIABILITIES:
  Debt                                       45,426       55,749
  Capital lease obligations                   5,840        6,840
  Self insurance reserves                    12,272       11,845
                                          ----------   ----------
   Total long-term liabilities               63,538       74,434

OTHER LIABILITIES                            11,144       12,231

STOCKHOLDERS' EQUITY:
  Class A Common Stock--7,156,887 shares         71           71
    and 7,125,287 shares outstanding at
    4/6/96 and 7/1/95, respectively
  Class B Common Stock--955,613 shares           10           10
  Paid-in capital                            35,791       35,546
  Retained earnings                          49,250       38,747
                                          ----------   ----------
  Total stockholders' equity                 85,122       74,374
                                          ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $ 267,734    $ 268,461
                                          ==========   ==========








     The accompanying Notes to Consolidated Condensed Financial
      Statements are an integral part of these balance sheets.

              RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        (In thousands of dollars, except share and per share data)
                                (unaudited)

                        40 Weeks Ended:        12 Weeks Ended:
                       4/6/96     4/8/95      4/6/96     4/8/95
                     ---------- ----------  ---------- ----------
NET SALES            $ 984,857  $ 904,224   $ 305,758  $ 275,405

COST OF GOODS SOLD     793,190    726,073     247,673    220,564
                     ---------- ----------  ---------- ----------
  Gross profit         191,667    178,151      58,085     54,841

SELLING, GENERAL &
ADMINISTRATIVE EXPENSE 167,507    160,168      50,036     48,517
                     ---------- ----------  ---------- ----------
  Operating income      24,160     17,983       8,049      6,324

INTEREST EXPENSE        (5,106)    (5,901)     (1,345)    (1,811)
INTEREST INCOME            826        952         142        310
                     ---------- ----------  ---------- ----------
INCOME BEFORE INCOME
  TAXES                 19,800     13,034       6,846      4,823
PROVISION FOR INCOME
  TAXES                  8,151      5,160       2,791      1,920
                     ---------- ----------  ---------- ----------
NET INCOME              11,729      7,874       4,055      2,903

LESS PREFERRED STOCK
  DIVIDENDS                 11        108         -           36
                     ---------- ----------  ---------- ----------
NET INCOME FOR COMMON
  STOCKHOLDERS       $  11,718  $   7,766   $   4,055  $   2,867
                     ========== ==========  ========== ==========

NET INCOME PER
  COMMON SHARE       $    1.45  $     .96   $     .50  $     .35
                     ========== ==========  ========== ==========

DIVIDEND PER
  COMMON SHARE       $     .15  $     -     $     .05  $     -
                     ========== ==========  ========== ==========
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING   8,088,996  8,080,900   8,101,560  8,080,900
                     ========== ==========  ========== ==========

     The accompanying Notes to Consolidated Condensed Financial
        Statements are an integral part of these statements.

               RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                (unaudited)

                           40 Weeks Ended:      12 Weeks Ended:
                          4/6/96     4/8/95    4/6/96     4/8/95
                         --------   --------  --------   --------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net income             $11,729    $ 7,874   $ 4,055    $ 2,903
  Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
   Depreciation & amort.  13,348     13,489     4,150      4,445
   Changes in assets
     and liabilities       7,725     12,231    (8,379)    (1,088)
                         --------   --------  --------   --------
 Net cash provided by
   operating activities   32,802     33,594      (174)     6,260
                         --------   --------  --------   --------
CASH FLOWS FROM
INVESTING ACTIVITIES:
  Purchases of fixed
    assets               (21,162)   (22,487)   (4,433)    (6,538)
  Proceeds from sales
    of fixed assets          204      2,110       102      1,947
                         --------   --------  --------   --------
Net cash used for
  investing activities   (20,958)   (20,377)   (4,331)    (4,591)
                         --------   --------  --------   --------
CASH FLOWS FROM
FINANCING ACTIVITIES:
  Borrowings under
    revolving lines
    of credit            614,085    501,017   188,219    152,800
  Repayments of
    revolving lines
    of credit           (624,474)  (509,405) (182,379)  (151,756)

  Additional borrowings    5,093      1,425         -          -
    Debt repayments       (4,572)    (5,920)     (424)    (2,393)


                           40 Weeks Ended:      12 Weeks Ended:
                          4/6/96     4/8/95    4/6/96     4/8/95
                         --------   --------  --------   --------

  Repayments of capital
    lease obligations     (1,074)    (1,067)     (331)      (316)
  Exercise of stock
    options                  245          -       134          -
  Common stock
    dividends             (1,215)         -      (406)         -
  Preferred stock
    dividends                (11)      (108)        -        (36)
                         --------   --------  --------   --------
Net cash used for
  financing activities   (11,923)   (14,058)    4,813     (1,701)
                         --------   --------  --------   --------


                           40 Weeks Ended:       12 Weeks Ended:
                         4/6/96      4/8/95    4/6/96      4/8/95
                        --------    --------  --------    --------

NET INCREASE (DECREASE)
IN CASH AND CASH
EQUIVALENTS                 (79)      (841)       308         (32)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD    4,075      4,376      3,688       3,567
                        --------   --------   --------    --------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD        $ 3,996    $ 3,535    $ 3,996     $ 3,535
                        ========   ========   ========    ========
SUPPLEMENTAL DATA:
  Interest Paid         $ 4,882    $ 5,785     $   982     $ 1,570
                        ========   ========    ========    ========
  Income Taxes Paid     $10,306    $ 4,595     $ 4,588     $ 2,113
                        ========   ========    ========    ========






     The accompanying Notes to Consolidated Condensed Financial
        Statements are an integral part of these statements.

               RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               APRIL 6, 1996

(1)  Basis of Presentation:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for the twelve and forty weeks ended April 6, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 29, 1996. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation of the financial position at the dates indicated and of the results of operations for the interim periods presented.

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

                                      4/6/96        7/2/95
                                    ----------    ----------
     Preferred Stock                $   1,811     $  1,811
     Common Stock                       1,403        1,403
     Paid-in Capital                   22,714       22,714
     Retained Earnings                 60,505       48,776
                                    ----------    ----------
                                    $  86,433     $ 74,704
                                    ==========    ==========

(2)  Debt:

     The Company's bank credit facilities (the Facilities), provide for revolving lines of credit and letters of credit up to an aggregate of $67 million and a term loan which currently has $7.1 million outstanding. Effective March 1, 1996, the Company negotiated new interest rates for borrowings under the Facilities. Interest accrues at either the Bank's Prime Lending Rate or LIBOR plus 1.25% at the Company's option with fees and interest paid monthly. The Facilities are secured by substantially all of the Company's assets. Available unused borrowing capacity under the Facilities at April 6, 1996 was approximately $42.9 million.

(3)  Changes in Equity:

     Riser's Board of Directors unanimously approved the redemption of its Series A Preferred Stock on June 9, 1995. The outstanding shares of preferred stock were redeemed on July 28, 1995 at a redemption price of $105 per share plus accumulated dividends. Riser redeemed 18,044 shares at a total redemption price of $1,894,620 plus accumulated dividends of $11,007.

     On September 8, 1995, December 8, 1995, and March 15, 1996, Riser's Board of Directors declared regular quarterly dividends of $.05 per share on each outstanding share of its Class A and Class
B Common Stock. The declaration and payment of dividends is subject to the discretion of Riser's Board of Directors and there are no assurances that dividends will be paid in the future. Riser paid dividends on both classes of its Common Stock on October 10, 1995, January 9, 1996, and April 9, 1996 which totaled $1,448,049 of which $232,985 was paid to the Company.

     Riser has a Stock Incentive Plan which provides for both qualified and non-qualified stock options, as well as stock appreciation rights and restricted stock grants for employees, officers and directors of Riser. Stock options must be issued at not less than the fair value of the Class A Common Stock at the date of grant and are exercisable for up to ten years from the date of grant. The outstanding options are exercisable at option prices ranging from $7.25 to $10.31 per share. Options for 31,600 shares of Class A Common Stock were exercised at prices ranging from $7.31 to $10.31 per share during the first forty weeks of fiscal 1996.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

     The following table sets forth items from the Company's
Consolidated Statements of Income as a percentage of net sales:

                           40 Weeks Ended:       12 Weeks Ended:
                          4/6/96      4/8/95    4/6/96     4/8/95
                         --------    --------  --------   --------
Net sales                 100.00      100.00    100.00     100.00
Cost of goods sold         80.54       80.30     81.00      80.09
                         ---------   --------  --------   --------
Gross profit                19.46      19.70     19.00      19.91
Selling, general &
  administrative expense    17.01      17.71     16.36      17.62
                         ---------   --------  --------   --------
Operating income             2.45       1.99      2.64       2.29
Interest expense             (.52)      (.65)     (.44)      (.65)
Interest income               .09        .10       .04        .11
                         ---------   --------  --------   --------
Income before income taxes   2.02       1.44      2.24       1.75
Income taxes                  .83        .57       .91        .70
                         ---------   --------  --------   --------
Net income                   1.19        .87      1.33       1.05
                         =========   ========  ========   ========

      The Company's results of operations for the twelve and forty weeks ended April 6, 1996 continue to reflect successful implementation of strategic initiatives designed to improve operating performance and counter competitive and economic pressures. In general, the food distribution industry has encountered little or no top line price inflation between years while operating costs, particularly labor and occupancy, have contractually risen. Overall industry sales and operating margins have also been challenged by growing competition from non-traditional sources, such as convenience stores and national mass merchandising chains.

Net Sales

     In the third quarter of fiscal 1996, net sales increased 11.02% to $305.8 million from $275.4 million in fiscal 1995.
Fiscal 1996 year-to-date sales increased 8.9% to $984.9 from $904.2 in fiscal 1995. This continues a trend of increased sales over the prior year which began in the second quarter of fiscal 1994. This trend is attributed to the favorable impact of strategic initiatives to remodel and reposition Company-operated retail stores, aggressive merchandising in Company-operated retail stores which included the introduction of the Preferred Shoppers Club, expansion of the Company's wholesale distribution territory, the continuance of a strong economic climate in the Company's primary market area and the timing of Easter holiday sales.

     The Company's strategic initiatives to remodel and reposition Company-operated retail stores have resulted in the consolidation of certain Company-operated retail stores. The following table details the number, format and square footage of Company-operated retail stores between years:

                                      1996            1995
                                    ---------       ---------
     No. of Company-operated
      retail stores:
       Beginning of year               38              42
         Opened                        --              --
         Closed                        --              (3)
                                    ---------       ---------
       End of third quarter            38              39
                                    =========       =========
     Store Formats:
       Rini-Rego Stop-N-Shop           33              34
       Rini-Rego Marketplace            5               5

     Square footage:
       Total - end of quarter       1,841,600       1,852,300
       Average store size
          (38 stores)                  48,463          47,816

     Sales in Company-operated retail stores increased over the prior year 4.81% during the third quarter and 6.65% year-to-date. Same store sales increases in the Company's 38 Rini-Rego stores of 5.79% in the third quarter and 8.85% year-to-date, more than offset sales losses attributed to closed or about to be closed stores. This continues a trend of same store sales increases which began in the fourth quarter of fiscal 1994. This increase in same store sales is the result of the Company's retail remodeling and repositioning programs, aggressive merchandising which included the introduction of its Preferred Shoppers Club and a favorable economic climate. Additionally, the third quarter was favorably impacted by the fact that Easter holiday sales fell in the last week of this year's third quarter. Last year; Easter holiday sales fell in the first week of the fourth quarter. The timing of Easter holiday sales accounted for approximately $2.1 million of increased retail sales in the third quarter of fiscal 1996.

     Company programs to remodel and reposition its core stores have proven successful. The closing of certain non-core stores and expansion and/or consolidation of certain other core stores have yielded positive sales growth and improved operating leverage. The Company completed one significant store remodeling project during the third quarter of fiscal 1996. The Company also completed one significant store remodeling project during the third quarter of fiscal 1995. The Company completed four major remodeling projects during fiscal 1995 which added approximately 27,500 square feet and closed four stores representing approximately 116,100 square feet. The Company anticipates completing a total of four significant remodeling projects during fiscal 1996 which will add approximately 24,600 square feet to its core stores and has temporarily closed one store during construction subsequent to the end of the third quarter.

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

     The Company expects its trend of same store sales increases to continue albeit at a lower rate. The Company anticipates same store sales increases lower than those previously realized during the last half of fiscal 1995 and the first forty weeks of fiscal 1996 due to the cycling of remodels from the prior year, a full year of the Preferred Shoppers Club, competitive responses to the Company's promotional campaigns and the timing of store remodeling projects. The Company will continue its plans to remodel core stores focusing on its Marketplace and traditional neighborhood store formats, with area demographics dictating store format. The Company will continue to aggressively merchandise through its Preferred Shoppers Club to augment existing store sales.

     Net sales to independently-operated retail stores through the Company's distribution facilities increased 17.8% during both the third quarter of fiscal 1996 and 11.4% year to date. Sales to independently-operated retail stores have benefited from strategic initiatives targeting the expansion of the Company's primary wholesale distribution territory and expansion of the Company's
product lines.   During the last twelve months, the Company began
distributing grocery and perishable products to independently-operated stores in southeast Michigan (December 1994), increased the number of Hills Department stores it serviced by approximately 10% and began servicing 102 Phar-Mor stores (May 1995).

     As a percentage of net sales, gross profit declined from 19.91% in fiscal 1995 to 19.00% during the third quarter of fiscal 1996. Year-to-date, the gross profit percentage was 19.46% in fiscal 1996 compared to 19.70% in fiscal 1995. The decrease during the third quarter and year-to-date reflect a shift in the Company's mix of sales from sales in Company-operated retail stores to sales to independently-operated retail stores, which traditionally carry a lower gross profit percentage. Sales in Company-operated retail stores accounted for 48.98% of total Company sales during the third quarter of fiscal 1996 compared to 51.90% in the third quarter of fiscal 1995. Year-to-date sales in Company-operated retail stores were 50.67% in fiscal 1996 and 51.75% in fiscal 1995. The Company's provision for LIFO inventories was the same between years.

     Selling, general and administrative (SG&A) expense decreased between years during both the third quarter, from 17.62% to 16.36%,
and year-to-date, from 17.71% to 17.01%.   This decline reflects
the shift in sales mix to more sales to independently-operated retail stores, which demand less associated SG&A expense. Company programs to remodel and reposition Company-operated retail stores, while yielding increased sales and gross profit opportunities, also require increased SG&A expense, principally occupancy and depreciation. During the third quarter and through the first forty weeks of fiscal 1996, the Company was able to better leverage this increased SG&A expense against larger sales volumes. Additionally, the Company continued to achieve productivity gains as a result of its Total Quality Management initiatives and will continue to use these as tools to maintain its SG&A costs as a percentage of net sales.

     Interest expense declined $466,000 during the third quarter of fiscal 1996 and $795,000 year-to-date. Average debt levels, including capitalized leases, decreased 15.2% year-to-date. This reduction in average debt levels is primarily the result of increased net income, lower FIFO inventory levels and the repayment of approximately $9 million of notes receivable from independently-operated retail stores during the second quarter of fiscal 1996. The Company's average interest rate under its bank credit facilities decreased from approximately 8.45% last year to approximately 8.28% this year, principally because of decreases in the Bank's Prime Lending Rate and the Company's utilization of LIBOR pricing.

     The Company provided for income taxes at an effective tax rate of 41.0% in fiscal 1996 compared to 39.6% in fiscal 1995. Taxes were provided at the various statutory rates to which the Company is subject. There were no significant differences between financial reporting and taxable income. The increase in the Company's effective tax rate reflects a higher effective federal tax rate (35% in fiscal 1996 compared to 34% in fiscal 1995) and a higher state income tax provision due to higher book income. The Company provides for the franchise tax portion of its state income tax provision as an operating expense.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary source of capital historically comes from internally generated funds. During the first forty weeks of fiscal 1996, debt levels decreased due to the increase in cash generated by operations, cash received from the repayment of notes by independently-operated retail stores and continued benefits from programs initiated during fiscal 1995 to reduce the Company's investment in distribution inventories and increase inventory turns. Debt levels increased during the third quarter as a result of increased accounts and notes receivable to support new business and lower trade accounts payable due to the timing of payments.

     Operating activities generated $32.8 million of cash in the first forty weeks of fiscal 1996 compared to $33.6 million in fiscal 1995. In adjusting net income to net cash provided by operating activities for fiscal 1996, the major changes in assets and liabilities include decreases of accounts and notes receivable of $4.1 million (increase of $ .9 million in fiscal 1995), FIFO inventories of $2.7 million (decrease of $ .1 million in fiscal
1995) and accounts payable of $2.3 million (increase of $4.2 million in fiscal 1995) and increases in accrued expenses and other liabilities of $1.6 million (increase of $8.2 million in fiscal
1995).

    The decrease in trade accounts and notes receivable during fiscal 1996 is due to the repayment of notes by two independent retailers late in the second quarter of fiscal 1996. These notes, which totaled approximately $9 million dollars, were partially offset by increased accounts and notes receivable to support new business. The decreases in FIFO inventories in both years reflect seasonal declines and the continuation of Company programs to lower distribution inventory levels. These programs, which have been successful at increasing inventory turns, have also resulted in a larger percentage of FIFO inventories being financed through trade accounts payable. Trade accounts payable, as a percentage of FIFO inventories, increased from 48.5% at the end of fiscal 1995 to 54.4% at the end of the third quarter of fiscal 1996. The $8.2 million increase in accrued expenses and other liabilities in fiscal 1995 was a function of increased accruals under the Company's incentive bonus program due to improved operating results and the timing of certain tax payments.

     Since cash provided by operating activities was utilized to reduce borrowings under the Company's revolving lines of credit and increased inventory turns resulted in a higher trade accounts payable to FIFO inventory ratio, working capital decreased to $21.5 million from $23.9 million at the end of fiscal 1995. At the same time, the Company's current ratio decreased from 1.22:1 at the end of fiscal 1995 to 1.20:1 at the end of the third quarter of fiscal 1996. Lower borrowing levels under the Company's bank credit facilities reduced the Company's long-term liabilities to equity ratio from 1.00:1 at the end of fiscal 1995 to .75:1 at the end of the third quarter of fiscal 1996. The Company has continued to improve its ratio of liabilities to equity lowering it to 2.15:1 at the end of the third quarter of fiscal 1996 from 2.61:1 at the end of fiscal 1995.

     Through the third quarter of fiscal 1996, the Company utilized $21.2 million of cash flow for capital expenditures. This amount is slightly lower than prior year levels and reflects the Company's acquisition of its Aurora Road and Cash-N-Carry distribution facilities, which had previously been leased, and lower retail capital expenditure levels. The Company used $12.2 million of its capital expenditures on retail remodeling projects ($18.5 million last year), $7.8 million for distribution facilities and equipment ($2.1 million last year) and $1.2 million on data processing systems upgrades ($1.9 million last year).

     The Company anticipates that the level of capital expenditures for fiscal 1996 will be slightly higher than the previous three fiscal years principally because of the acquisition of previously leased distribution facilities. Capital expenditure levels will be maintained in the $30-35 million range over the next four fiscal years until the Company has completed the remodeling or expansion of its core stores. The Company believes that cash flow from operations and the unused portion of its bank credit facilities
($42.9 million at the end of the third quarter of fiscal 1996) will adequately fund planned capital expenditures, normal ongoing business activities and scheduled debt principal repayments.

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



                             RINI-REGO SUPERMARKETS, INC.
                                  (Registrant)




                             /s/ Charles A. Rini, Sr.
May 17, 1996                 By: Charles A. Rini, Sr.
                             President and Director







                             /s/ Ronald W. Ocasek
May 17, 1996                 By: Ronald W. Ocasek
                             Senior Vice President,
                             Chief Financial Officer
                             and Treasurer