Form 10-Q
period 1996-10-19
RINI REGO SUPERMARKETS INC
filed 1996-12-03
CIK 37180

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C.  20549

                               FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 19, 1996

                                   or

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

                                                  Outstanding at
                                                 November 15, 1996

     Class A Common Stock, No Par Value              3,536,577

                    PART I.  FINANCIAL INFORMATION


 Item 1.   Financial Statements



              RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (In thousands of dollars)

                                        10/19/96       6/29/96
                                      ------------  ------------
          ASSETS                       (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents            $   3,471     $   3,541
  Trade accounts receivable, net          33,581        36,903
  Inventories                             78,210        72,406
  Deferred income taxes                    9,066         9,066
  Prepaid expenses                         2,490         4,613
                                      ------------  ------------
    Total current assets                 126,818       126,529

PROPERTY, EQUIPMENT AND
  CAPITAL LEASES:                        211,340       203,762
    Less-Allowances for
      depreciation, amortization
      and loss on disposal of
      fixed assets                        84,559        79,762
                                      ------------  ------------
                                         126,781       124,000

OTHER ASSETS:
  Notes receivable                         4,540         4,784
  Deferred income taxes                    4,947         4,947
  Other                                    1,927         2,088
                                      ------------  ------------
    Total other assets                    11,414        11,819
                                      ------------  ------------
TOTAL ASSETS                          $  265,013    $  262,348
                                      ============  ============


        The accompanying Notes to Consolidated Condensed Financial
           Statements are an integral part of these statements.

                                              10/19/96     6/29/96
                                             ----------  ----------
                                             (unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $  62,971   $  59,433
  Accrued expenses                              39,705      41,790
  Current portion of long-term liabilities      10,345      10,352
                                             ----------  ----------
    Total current liabilities                  113,021     111,575

LONG-TERM LIABILITIES:
  Debt                                          31,170      32,514
  Capital lease obligations                      5,084       5,531
  Self insurance reserves                       12,814      12,595
                                             ----------  ----------
    Total long-term liabilities                 49,068      50,640

OTHER LIABILITIES                                8,445      10,191

STOCKHOLDERS' EQUITY:
  Class A Common Stock--7,182,587 and
    7,174,787 shares outstanding at
    10/19/96 and 6/29/96, respectively              72          72
  Class B Common Stock--955,613 shares
    outstanding                                     10          10
  Paid-in capital                               36,201      36,138
  Retained earnings                             58,196      53,722
                                             ----------  ----------
    Total stockholders' equity                  94,479      89,942
                                             ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 265,013   $ 262,348
                                             ==========  ==========








        The accompanying Notes to Consolidated Condensed Financial
           Statements are an integral part of these statements.

               RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        (In thousands of dollars, except share and per share data)
                                (unaudited)

                                        Sixteen Weeks Ended
                                    10/19/96          10/21/95
                                  ------------      ------------
NET SALES                         $   404,603       $   377,387

COST OF GOODS SOLD                    326,113           302,627
                                  ------------      ------------
   Gross profit                        78,490            74,760

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE               68,923            67,742
                                  ------------      ------------
   Operating income                     9,567             7,018

INTEREST EXPENSE                       (1,451)           (2,128)
INTEREST INCOME                           154               402
                                  ------------      ------------
INCOME BEFORE INCOME TAXES              8,270             5,292

PROVISION FOR INCOME TAXES              3,308             2,170
                                  ------------      ------------
NET INCOME                              4,962             3,122

LESS PREFERRED STOCK DIVIDENDS           -                   11
                                  ------------      ------------
NET INCOME FOR COMMON
  STOCKHOLDERS                    $     4,962       $     3,111
                                  ============      ============

NET INCOME PER COMMON SHARE       $       .61       $       .38
                                  ============      ============

DIVIDENDS PER COMMON SHARE        $       .06       $       .05
                                  ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                8,132,584         8,081,650
                                  ============      ============

        The accompanying Notes to Consolidated Condensed Financial
           Statements are an integral part of these statements.

               RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (unaudited)

                                          Sixteen Weeks Ended

                                     10/19/96          10/21/95
                                   ------------      ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income                       $     4,962       $     3,122
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization      5,605             5,489
      Changes in assets and
        liabilities                        (70)           (8,149)
                                   ------------      ------------
    Net cash provided by
      operating activities              10,497               462

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Purchases of fixed assets             (8,372)          (10,022)
  Proceeds from sale of fixed
    assets                                  89                31
                                   ------------      ------------
    Net cash used for investing
      activities                        (8,283)           (9,991)
                                   ------------      ------------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Borrowings under revolving
    lines of credit                     30,160           257,783
  Repayments of revolving lines
    of credit                          (30,160)         (248,345)
  Additional borrowings                   -                1,573
  Debt repayments                       (1,413)           (1,191)
  Repayments of capital lease
    obligations                           (446)             (443)
  Stock options exercised                   63                13
  Common stock dividends                  (488)             (404)
  Preferred stock dividends                 -                (11)
                                   ------------      ------------
    Net cash (used for) provided by
      financing activities              (2,284)            8,975
                                   ------------      ------------


                                         Sixteen Weeks Ended
                                     10/19/96          10/21/95
                                   ------------      ------------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                    ( 70)             (554)

CASH AND CASH EQUIVALENTS, AT
  BEGINNING OF PERIOD                    3,541             4,075
                                   ------------      ------------
CASH AND CASH EQUIVALENTS, AT
  END OF PERIOD                    $     3,471       $     3,521
                                   ============      ============
SUPPLEMENTAL DATA:
  Interest Paid                    $       667       $     1,526
                                   ============      ============
  Income Taxes Paid                $       710       $     4,279
                                   ============      ============



























        The accompanying Notes to Consolidated Condensed Financial
           Statements are an integral part of these statements.

               RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             OCTOBER 19, 1996


(1)  Basis of Presentation:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for the sixteen weeks ended October 19, 1996 are not necessarily indicative of the results for the fiscal year ending June 28, 1997. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation of the financial position at the dates indicated and of the results of operations for the interim periods presented.

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

                                     10/19/96       6/29/96
                                    ----------    ----------
     Preferred Stock                $   1,811     $  1,811
     Common Stock                       1,403        1,403
     Paid-in Capital                   22,714       22,714
     Retained Earnings                 70,333       65,371
                                    ----------    ----------
                                    $  96,261     $ 91,299
                                    ==========    ==========

(2)  Debt:

     The Company's bank credit facilities (the Facilities) provide for revolving lines of credit and letters of credit up to an aggregate of $67.0 million and a term loan which currently has $6.0 million outstanding. Available unused borrowing capacity under the Facilities at October 19, 1996 was approximately $54.7 million.

(3)  Changes in Equity:

     Riser's Board of Directors unanimously approved the redemption of the Company's Series A Preferred Stock on June 9,
1995. The outstanding shares of preferred stock were redeemed on July 28, 1995 at a redemption price of $105 per share plus accumulated dividends. Riser redeemed 18,044 shares at a total redemption price of $1,894,620 plus accumulated dividends of $11,007.

     The declaration and payment of dividends is subject to the discretion of Riser's Board of Directors, and there can be no assurance that dividends will be paid in the future. Riser paid dividends on its Common Stock totalling $581,390 (of which $93,218 was paid to the Company) in 1997 and $481,757 (of which $77,682 was paid to the Company) in 1996.

     Riser has a Stock Incentive Plan (The Plan) which provides for both qualified and non-qualified stock options, as well as stock appreciation rights and restricted stock grants for employees, officers and directors of Riser. Stock options must be issued at not less than the fair value of the Class A Common Stock at the date of grant and are exercisable for up to ten years from the date of grant. The options outstanding under the plan are exercisable at option prices ranging from $7.25 to $23.63 per share. Options for 7,800 and 1,800 shares of Class A Common Stock were exercised at prices ranging from $7.31 to $10.31 per share during the first quarter of fiscal 1997 and 1996, respectively.

     On August 19, 1996, Riser granted options to several key employees to purchase 52,100 shares of Class A Common Stock (The 1997 Options) under the Plan. The exercise price of the 1997 options is $23.63 per share of Class A Common Stock, which approximated fair market value at the date of grant. The 1997 Options are not exercisable until August 19, 1998 (except in certain limited instances) and will expire on August 19, 2006 if not exercised. The 1997 Options are non-qualified options for Federal Income Tax purposes and the Company recorded no expense associated with this grant.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

     The following table sets forth items from the Company's
Consolidated Condensed Statements of Income as a percentage of net sales:

                                        Sixteen Weeks Ended
                                    10/19/96          10/21/95
                                  -----------       -----------
     Net sales                        100.00            100.00
     Cost of goods sold                80.60             80.19
                                  -----------       -----------
     Gross profit                      19.40             19.81
     Selling, general and
       administrative expense          17.04             17.95
                                  -----------       -----------
     Operating income                   2.36              1.86
     Interest expense                   (.36)             (.56)
     Interest income                     .04               .10
                                  -----------       -----------
     Income before income taxes         2.04              1.40
     Income taxes                        .81               .57
                                  -----------       -----------
     Net income                         1.23               .83
                                  ===========       ===========

     The results of operations for the sixteen-week quarter ended October 19, 1996 continue to reflect successful implementation of strategic initiatives designed to improve operating performance and counter competitive and economic pressures. The food distribution industry has encountered little or no top line price inflation between years while operating costs, particularly labor and occupancy, have contractually risen. Overall industry sales and operating margins have been challenged by continued competition from non-traditional sources, such as convenience stores and national mass merchandising chains.

Net Sales

     In the first quarter of fiscal 1997, net sales increased 7.21% to $404.6 million from $377.4 million in fiscal 1996. This trend of sales increases over those of the prior year is the result of strategic initiatives to remodel, reposition and enlarge Company-operated retail stores, aggressive merchandising in Company-operated stores, expansion of the product lines offered to the Company's independently-operated wholesale customers, sales to new wholesale customers and a continued favorable economic climate in the Company's primary market area.

     The Company's strategic initiatives to remodel and reposition Company-operated retail stores have resulted in the consolidation and enlargement of certain Company-operated retail stores. The following table details the number, format and square footage of Company-operated retail stores between years:

                                       1997               1996
                                   -----------        -----------
     Beginning of year                  37                 38
     Opened                              2                 --
     Closed                             (2)                --

                                   -----------        -----------
     End of first quarter               37                 38
                                   ===========        ===========
     Store Formats:
       Rini-Rego Stop-N-Shop            30                 33
       Rini-Rego Marketplace             7                  5

     Square footage:
       Total - end of quarter      1,848,700          1,838,300
       Average store size
         (37 stores operating         49,965             47,905
          in both years only)

     Sales in Company-operated retail stores increased 3.10% over the prior year as same store sales increases of 2.44% and the opening of two larger replacement stores more than offset sales losses resulting from one less Company-operated retail store. Including the sales of the two replacement stores in fiscal 1997 and the stores they replaced in fiscal 1996, sales for the 37 stores servicing the same communities between years increased 4.54%. This continues a trend of same store sales increases which began in the fourth quarter of fiscal 1994. The increase in same store sales is attributed to the Company's retail remodeling and repositioning programs, aggressive merchandising which included the introduction of its Preferred Shoppers Club and a favorable economic climate. The rate of same store sales increases has slowed during the last three quarters as Company-operated retail stores have cycled against prior year remodeling projects and the timing of new store expansion projects fell late in the first quarter of fiscal 1997.

     The Company's retail remodeling and repositioning initiatives, where certain non-core stores were closed and certain core stores were remodeled, expanded or consolidated into larger retail facilities, has proven successful, yielding continued sales growth and improved operating leverage. Since the first quarter of 1994, the Company has constructed or converted seven former Rini-Rego Stop-N-Shop stores to its Marketplace format. The Marketplace stores are larger, averaging approximately 65,000 square feet, and meet the consumer's basic grocery needs while offering an expanded product line, with emphasis on high quality perishable departments and a variety of full service, consumer-oriented departments.

     Through the Association of Stop-N-Shop Supermarkets, a northeast Ohio advertising cooperative which includes all Company-operated retail stores, the Company offers its customers the Preferred Shoppers Club. Participating shoppers receive a Preferred Shoppers Club card which entitles them to extra discounts below normal sales prices and other incentives. This program was the first of its kind in northeast Ohio and allows the Company to offer its customers greater value and will ultimately enhance the Company's ability to meet customer purchasing requirements and preferences. The success of this program has increased sales in Company-operated retail stores and proven a valuable merchandising tool to combat competitive pressures from both traditional and non-traditional grocery retailers.

     The Company's primary competitor introduced a frequent shoppers card in March 1996. The introduction of the competitor's card lessened the effect of the Company's Preferred Shoppers Card somewhat but has not had a significant negative impact on sales in Company-operated retail stores. However, the Company believes it is still too early to assess the full impact of the competitor's card program.

     The Company expects its trend of same store sales increases to continue at levels realized during the second half of fiscal 1996 and first quarter of fiscal 1997. The Company will continue its plans to remodel core stores by focusing on Marketplace store formats where demographics so dictate and continue to aggressively merchandise through its Preferred Shoppers Club to augment existing store sales.

     Net sales to independently-operated retail stores through Company distribution facilities increased 11.91% during the first quarter of fiscal 1997. Sales to independently-operated retail stores have benefited from strategic initiatives targeting the expansion of the Company's primary wholesale distribution territory and expansion of the Company's product lines. Sales to independently-operated retail stores in the first quarter of fiscal 1997 increased principally because of expanded product offerings to the 102 PharMor and 163 Hills stores serviced by the Company which are primarily located in the eastern third of the United States.

     As a percentage of net sales, gross profit decreased from 19.81% in the first quarter of fiscal 1996 to 19.40% in fiscal 1997. This decline in the gross profit as a percentage of net sales is principally a function of shifting sales mix between years. Sales to independently-operated retail stores carry a lower gross profit percentage than sales in Company-operated retail stores. As such, a shift in the mix of these sales impacts overall gross profit percentages. Sales generated in Company-operated retail stores as a percentage of total Company sales decreased from 51.4% in the first quarter of fiscal 1996 to 49.4% in the first quarter of fiscal 1997. This decline mirrors the shift in the gross profit percentage. The Company has been able to maintain gross profit percentages on sales to independently-operated retail stores and in Company-operated retail stores through improved procurement systems, merchandising and effective inventory management.

     Selling, general and administrative (SG&A) expenses also decreased as a percentage of net sales from 17.95% in fiscal 1996 to 17.04% in fiscal 1997. The major reasons for this decline are the timing of recognizing expense related to the Company's annual incentive compensation program, the shift in mix of business toward sales to independently-operated retail stores, productivity gains and better expense leverage.

     Consistent with prior years, the Company has provided expense under its annual incentive compensation program in the quarter in which the incentive compensation was earned. During the first quarter of fiscal 1997, the Company provided annual incentive compensation expense at roughly 50.0% of that of the first quarter of fiscal 1996. The difference in annual incentive compensation expense was approximately $1.8 million between years. The
Company believes that by the end of the fiscal year, it will provide annual incentive compensation expense at approximately the same level as fiscal 1996.

     The SG&A shift also reflects the above mentioned change in the sales mix between years. Sales in Company-operated retail stores require higher SG&A costs than sales to independently-operated retail stores. Accordingly, the SG&A percentage decreased with the mix change. The Company has also been able to improve productivity through the implementation of Total Quality Management initiatives and improve the leverage of certain fixed SG&A expenses over higher sales volume.

     Interest expense declined from $2.1 million in fiscal 1996 to $1.5 million in fiscal 1997. This decrease is a function of lower borrowing levels and lower effective interest rates under the Company's bank credit facilities. Lower borrowing levels were the result of programs to reduce the investment in distribution inventories by increasing inventory turns and the Company's increased cash flow from operations. The effective interest rate recognized under the Company's bank credit facilities was 6.99% and 8.48% in the first quarters of 1997 and 1996, respectively. The decrease in this rate was the result of negotiated interest rate reductions and the Company's utilization of LIBOR pricing. The Company currently borrows funds under its bank credit facilities at either the bank's prime lending rate or 1.25% over LIBOR.

     The Company provided for income taxes at an effective tax rate of 40.0% in the first quarter of fiscal 1997 compared to 41.0% in the first quarter of fiscal 1996. Taxes were provided at the various statutory rates to which the Company is subject and there were no significant differences between financial reporting and taxable income. The primary reason for the decrease in the Company's effective tax rate is a lower state and local tax provision reflecting the Company's present filing status. The Company provides for the franchise tax portion of its state income tax provision as an operating expense.

CAPITAL RESOURCES AND LIQUIDITY

     During the first quarter of 1997 and all of fiscal 1996, debt levels decreased due to increased net income, an increase in distribution inventory turns and the resulting decrease in working capital requirements and the repayment of notes by independently-operated retailers.

     Operating activities generated $10.5 million of cash in fiscal 1997 compared to $.5 million in fiscal 1996. In adjusting net income to net cash provided by operating activities for fiscal 1997, the major changes in assets and liabilities include decreases of accounts and notes receivable of $3.6 million (increase of $1.3 million in fiscal 1996), prepaid expenses of $2.1 million (decrease of $.8 million in fiscal 1996), and accrued expenses and other liabilities of $3.8 million (decrease of $3.8 million in fiscal
1996) and increases in inventory of $6.4 million (increase of $1.7 million in fiscal 1996) and accounts payable of $3.5 million (decrease of $2.4 million in fiscal 1996).

     The decrease in accounts and notes receivable and prepaids and the increase in accrued expenses during the first quarter of fiscal 1997 are normal seasonal fluctuations. During the first quarter of fiscal 1997, the Company increased seasonal inventory levels, particularly turkeys, and turn inventory levels to meet anticipated sales requirements. These increased inventory levels were partially financed through trade accounts payable. Trade accounts payable, as a percentage of FIFO inventories, decreased from 74.6% at the end of fiscal 1996 to 73.2% at the end of the first quarter of fiscal 1997. The decrease in accrued expenses and other liabilities during the first quarter of 1997 is consistent between years and the result of payments made for state and local taxes and the Company's annual incentive compensation program.

     As a result of the foregoing, working capital decreased to $13.8 million from $15.0 million at the end of fiscal 1996. At the same time, the Company's current ratio decreased from 1.13:1 at the end of fiscal 1996 to 1.12:1 at the end of the first quarter of fiscal 1997. Decreased borrowings under the bank's credit facilities lowered the Company's long-term liabilities to equity ratio from .56:1 at the end of fiscal 1996 to .52:1 at the end of the first quarter of 1997. The Company's ratio of total liabilities to equity decreased to 1.80:1 at the end of the first quarter of 1997 from 1.92:1 at the end of fiscal 1996.

     The Company utilized $8.4 million of first quarter cash flow for capital expenditures. This amount is approximately $1.6 million lower than last year's level and reflects the Company's investment of $5.8 million ($3.5 million last year) in two new retail locations and other retail remodeling projects, $1.7 million ($6.2 million last year) for distribution facilities and equipment and $.9 million ($.3 million last year) on data processing systems upgrades. Fiscal 1996 capital expenditures for distribution facilities included the acquisition of the Company's Aurora Road and Cash-N-Carry distribution facilities which had previously been leased. The Aurora Road facility was subsequently sold prior to the end of fiscal 1996.

     The Company anticipates that the level of capital expenditures for fiscal 1997 will be slightly higher than the previous three fiscal years principally because of the acceleration of the Company's remodeling programs and the expansion of its distribution facilities. After fiscal 1997, capital expenditure levels will be maintained in the $30-$35 million range over the next three fiscal years until the Company has completed the remodeling or expansion of its core stores. The Company believes that cash flow from operations and the unused portion of the bank credit facilities will adequately fund planned capital expenditures of approximately

$45 million in fiscal 1997, normal ongoing business activities and scheduled debt principal repayments.

IMPACT OF INFLATION

     Inflation increases the Company's major costs, inventory and labor. Because of the high velocity of inventory turnover in the food distribution industry and the Company's use of the LIFO valuation method for a majority of its inventory, the impact of inflation is normally reflected very quickly in the results of operations. The food distribution industry has experienced little or no food inflation over the last three years. Experience indicates that highly competitive market condition may prevent the Company from fully recovering inflation-driven costs through retail pricing alone. The Company's provisions for LIFO inventories was $616,000 in both years.

                         PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits

          10.22  Amended and Restated 1996 Stock Incentive Plan


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


                                       RINI-REGO SUPERMARKETS, INC.
                                              (Registrant)




December 2, 1996                       /s/ Charles A. Rini
                                       By: Charles A. Rini
                                       President and Director





December 2, 1996                       /s/ Ronald W. Ocasek
                                       By: Ronald W. Ocasek
                                       Senior Vice President,
                                       Chief Financial Officer and
                                       Treasurer