Form 10-Q
period 1997-01-11
RINI REGO SUPERMARKETS INC
filed 1997-02-24
CIK 37180

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C.  20549

                                 FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended January 11, 1997

                                   or

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


 Registrant's telephone number, including area code: (216)292-7000


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

                                                  Outstanding at
                                                 February 17, 1997
     Class A Common Stock, No Par Value             3,536,577

                    PART I.  FINANCIAL INFORMATION


 Item 1.   Financial Statements

              RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (In thousands of dollars)

                                        1/11/97       6/29/96
                                       ---------     ---------
          ASSETS                       (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents            $   3,699     $   3,541
  Trade accounts receivable, net          32,741        36,903
  Inventories                             73,744        72,406
  Deferred income taxes                    9,066         9,066
  Prepaid expenses                         5,345         4,613
                                       ---------     ---------
    Total current assets                 124,595       126,529

PROPERTY, EQUIPMENT AND
  CAPITAL LEASES:                        224,205       203,762
    Less-Allowances for
      depreciation, amortization
      and loss on disposal of
      fixed assets                        87,645        79,762
                                       ---------     ---------
                                         136,560       124,000

OTHER ASSETS:
  Deferred income taxes                    4,947         4,947
  Notes receivable                         4,559         4,784
  Other                                    1,938         2,088
                                       ---------     ---------
    Total other assets                    11,444        11,819
                                       ---------     ---------
 TOTAL ASSETS                          $ 272,599     $ 262,348
                                       =========     =========




        The accompanying Notes to Consolidated Condensed Financial
           Statements are an integral part of these statements.


                                             1/11/97     6/29/96
                                             ----------  ----------
                                           (unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                          $   58,692   $  59,433
  Accrued expenses                              44,084      41,790
  Current portion of long-term liabilities       8,427      10,352
                                           ----------    ---------
    Total current liabilities                  111,203     111,575

LONG-TERM LIABILITIES:
  Debt                                          37,120      32,514
  Capital lease obligations                      4,985       5,531
  Self insurance reserves                       13,302      12,595
                                             ----------  ----------
    Total long-term liabilities                 55,407      50,640

OTHER LIABILITIES                                6,771      10,191

STOCKHOLDERS' EQUITY:
  Class A Common Stock--7,257,288 and
    7,174,787 shares outstanding at
    1/11/97 and 6/29/96, respectively               73          72
  Class B Common Stock--901,912 and
    955,613 shares outstanding at
    1/11/97 and 6/29/96, respectively                9          10
  Paid-in capital                               36,386      36,138
  Retained earnings                             62,750      53,722
                                             ----------  ----------
    Total stockholders' equity                  99,218      89,942
                                             ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  272,599  $  262,348
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

                         28 Weeks Ended:      12 Weeks Ended:
                       1/11/97    1/13/96    1/11/97    1/13/96
                      ---------- ---------- ---------- ----------

NET SALES             $ 726,377  $ 679,099  $ 321,774  $ 301,712

COST OF GOODS SOLD      584,832    545,517    258,719    242,890
                      ---------- ---------- ---------- ----------
 Gross profit           141,545    133,582     63,055     58,822

SELLING, GENERAL &
 ADMINISTRATIVE EXPENSE 122,649    117,471     53,726     49,729
                      ---------- ---------- ---------- ----------
 Operating income        18,896     16,111      9,329      9,093

INTEREST EXPENSE         (2,465)    (3,761)    (1,014)    (1,633)
INTEREST INCOME             246        684         92        282
                      ---------- ---------- ---------- ----------
INCOME BEFORE INCOME     16,677     13,034      8,407      7,742
 TAXES
PROVISION FOR INCOME      6,672      5,360      3,364      3,190
 TAXES                ---------- ---------- ---------- ----------
NET INCOME               10,005      7,674      5,043      4,552

LESS PREFERRED STOCK
 DIVIDENDS                 -            11        -         -
                      ---------- ---------- ---------- ----------
NET INCOME FOR COMMON
 STOCKHOLDERS         $  10,005  $   7,663  $   5,043  $   4,552
                      ========== ========== ========== ==========

NET INCOME PER COMMON $    1.23  $     .95  $     .62  $     .56
 SHARE                ========== ========== ========== ==========

DIVIDENDS PER COMMON  $     .12  $     .10  $     .06  $     .05
 SHARE                ========== ========== ========== ==========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING          8,138,713  8,083,612  8,146,886  8,086,229
                      ========== ========== ========== ==========

        The accompanying Notes to Consolidated Condensed Financial
           Statements are an integral part of these statements.

               RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (unaudited)

                            28 Weeks Ended:    12 Weeks Ended:
                          1/11/97   1/13/96   1/11/97   1/13/96
                         --------- --------- --------- ---------
CASH FLOWS FROM
 OPERATING  ACTIVITIES:
  Net income             $ 10,005  $  7,674  $  5,043  $  4,552
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
    Depreciation & amort.   9,962     9,198     4,357     3,709
    Changes in assets
     and liabilities        3,027    16,104     3,097    24,253
                         --------- --------- --------- ---------
  Net cash provided by
   operating activities    22,994    32,976    12,497    32,514
                         --------- --------- --------- ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchases of fixed      (24,244)  (16,729)  (15,872)   (6,707)
   assets
  Proceeds from sales
   of fixed assets            111       102        22        71
                         --------- --------- --------- ---------
  Net cash used for
   investing activities   (24,133)  (16,627)  (15,850)   (6,636)
                         --------- --------- --------- ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Borrowings under revolving
   lines of credit         83,436   425,866    53,276   168,083
  Repayments of revolving
   lines of credit        (70,889) (442,095)  (40,729) (193,750)
  Additional borrowings      -        5,093      -        3,520
  Debt repayments          (9,774)   (4,148)   (8,361)   (2,957)
  Repayments of capital
   lease obligations         (747)     (743)     (301)     (300)
  Exercise of stock           248       111       185        98
   options
  Common stock dividends     (977)     (809)     (489)     (405)
  Preferred stock            -          (11)     -          -
                         --------- --------- --------- ---------
  Net cash provided by
   (used for) financing
   activities               1,297   (16,736)    3,581   (25,711)
                         --------- --------- --------- ---------
/TABLE

                             28 Weeks Ended:    12 Weeks Ended:
                           1/11/97   1/13/96   1/11/97   1/13/96
                          --------- --------- --------- ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    158      (387)      228       167

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD     3,541     4,075     3,471     3,521
                          --------- --------- --------- ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD        $  3,699  $  3,688  $  3,699  $  3,688
                          ========= ========= ========= =========
SUPPLEMENTAL DATA:
  Interest Paid           $  2,414  $  3,900  $  1,747  $  2,374
                          ========= ========= ========= =========
  Income Taxes Paid       $  3,125  $  5,718  $  2,415  $  1,439
                          ========= ========= ========= =========

























        The accompanying Notes to Consolidated Condensed Financial
           Statements are an integral part of these statements.

               RINI-REGO SUPERMARKETS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JANUARY 11, 1997

(1)  Basis of Presentation:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for the twelve and twenty-eight weeks ended January 11, 1997 are not necessarily indicative of the results for the fiscal year ending June 28, 1997. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation of the financial position at the dates indicated and of the results of operations for the interim periods presented.

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

                                      1/11/97       6/29/96
                                    ----------    ----------
     Preferred Stock                $   1,811     $   1,811
     Common Stock                       1,403         1,403
     Paid-in Capital                   22,714        22,714
     Retained Earnings                 75,376        65,371
                                    ----------    ----------
     Total Stockholders' Equity     $ 101,304     $  91,299
                                    ==========    ==========
(2)  Debt:

     The Company amended its bank credit facilities (the Facilities) during the second quarter of fiscal 1997. These amended Facilities provide for revolving lines of credit and letters of credit up to an aggregate of $85.0 million and terminate on October 31, 2001. Interest under the Facilities now accrues at either the bank's prime lending rate or LIBOR plus a margin that ranges from .30% to .75% depending upon the Company's consolidated leverage ratio. Among other covenants, the Facilities require that the Company maintain minimum levels of consolidated net worth and consolidated leverage and interest coverage ratios, all as defined. Available unused borrowing capacity under the Facilities was approximately $66.4 million at January 11, 1997.

(3)  Changes in Equity:

     Riser's Board of Directors unanimously approved the redemption of Riser's Series A Preferred Stock on June 9,
1995. The outstanding shares of preferred stock were redeemed on July 28, 1995 at a redemption price of $105 per share plus accumulated dividends. Riser redeemed 18,044 shares at a total redemption price of $1,894,620 plus accumulated dividends of $11,007.

     The declaration and payment of dividends is subject to the discretion of Riser's Board of Directors and there can be no assurance that dividends will be paid in the future. Year-to-date, Riser has paid dividends on its Common Stock totalling $1,163,829 (of which $186,436 was paid to the Company) and $964,042 (of which $155,323 was paid to the Company) in fiscal 1997 and 1996, respectively.

     Riser has a Stock Incentive Plan (the Plan) which provides for both qualified and non-qualified stock options, as well as stock appreciation rights and restricted stock grants for employees, officers and directors of Riser. Stock options must be issued at not less than the fair value of Riser's Class A Common Stock at the date of grant and are exercisable for up to ten years from the date
of grant.   The options outstanding under the plan are exercisable
at option prices ranging from $7.25 to $23.63 per share. Options for 28,800 and 12,000 shares of Riser Class A Common Stock were exercised at prices ranging from $7.31 to $10.31 per share during the first twenty-eight weeks of fiscal 1997 and 1996, respectively.

     On August 19, 1996, Riser granted options to several key employees to purchase 52,100 shares of its Class A Common Stock (the 1997 Options) under the Plan. The exercise price of the 1997 options is $23.63 per share which approximated their fair market value at the date of grant. The 1997 Options are not exercisable until August 19, 1998 (except in certain limited instances) and will expire on August 19, 2006 if not exercised. The 1997 Options are non-qualified options for Federal Income Tax purposes and the Company recorded no expense associated with this grant.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

     The following table sets forth items from the Company's
Consolidated Condensed Statements of Income as a percentage of net sales:

                           28 Weeks Ended:      12 Weeks Ended:
                          1/11/97    1/13/96   1/11/97   1/13/96
                         ---------  --------- --------- ---------
Net sales                  100.00     100.00    100.00    100.00
Cost of goods sold          80.51      80.33     80.40     80.50
                         ---------  ---------  -------- ---------
Gross profit                19.49      19.67     19.60     19.50
SG&A expense                16.89      17.30     16.70     16.48
                         ---------  ---------  -------- ---------
Operating income             2.60       2.37      2.90      3.02
Interest expense             (.34)      (.55)     (.32)     (.54)
Interest income               .04        .10       .03       .09
                         ---------  --------- --------- ---------
Income before income taxes   2.30       1.92      2.61      2.57
Provision for income taxes    .92        .79      1.04      1.06
                         ---------  --------- --------- ---------
Net income                   1.38       1.13      1.57      1.51
                         =========  ========= ========= =========

     The results of operations for the twelve and twenty-eight weeks ended January 11, 1997 continue to reflect successful implementation of strategic initiatives designed to improve operating performance and counter competitive and economic pressures. The food distribution industry has encountered little or no top line price inflation between years while operating costs, particularly labor and occupancy, have contractually risen.
Overall industry sales and operating margins have been challenged by continued competition from non-traditional sources, such as convenience stores and national mass merchandising chains.

Net Sales

     In the second quarter of fiscal 1997, net sales increased 6.65% to $321.8 million from $301.7 million in fiscal 1996. Year-to-date, fiscal 1997 net sales have increased 6.96% to $726.4 million from $679.1 million last year. This trend of increased sales over those of the prior year is the result of strategic initiatives to remodel, reposition and enlarge Company-operated retail stores, aggressive merchandising in Company-operated stores, the expansion of product lines sold to the Company's independently-operated retail customers and a continued favorable economic climate in the Company's primary market area. The Company's strategic initiatives to remodel and reposition Company-operated retail stores have resulted in the consolidation and enlargement of certain Company-operated retail stores. The following table details the number, format and square footage of Company-operated retail stores between years:

                                        1997            1996
                                     ---------       ---------
     Number of Company-operated
      retail stores:
       Beginning of year                 37              38
         Opened                           2              --
         Closed                          (3)             --
                                     ---------       ---------
       End of second quarter             36              38
                                     =========       =========
     Store Formats:
       Rini-Rego Stop-N-Shop             29              33
       Rini-Rego Marketplace              7               5

     Square footage:
       Total - end of quarter        1,810,400       1,838,300
       Average store size               50,289          48,376

     Sales in Company-operated retail stores increased over those of the prior year 3.17% in the second quarter and 3.13% year-to-date. Same store sales increases of 1.79% in the second quarter and 2.47% year-to-date and the opening of two larger replacement stores more than offset sales losses resulting from two less Company-operated retail stores between years. Including the sales of the two replacement stores in fiscal 1997 and the stores they replaced in fiscal 1996, sales for the 36 stores servicing the same communities between years increased 4.62% in the second quarter and 4.57% year-to-date. This continues a trend of same store sales increases which began in the fourth quarter of fiscal 1994. The increase in same store sales is attributed to the Company's retail remodeling and repositioning programs, aggressive merchandising including the Company's Preferred Shoppers Club card and a favorable economic climate. The rate of same store sales increases has slowed during the last three quarters as Company-operated retail stores have cycled against prior year remodeling projects and the timing of new store expansion projects fell late in the first quarter of fiscal 1997.

     The Company's retail remodeling and repositioning initiatives, where certain non-core stores were closed and certain core stores were remodeled, expanded or consolidated into larger retail facilities, has proven successful, yielding continued sales growth and improved operating leverage. Since the first quarter of 1994, the Company has constructed or converted seven former Rini-Rego Stop-N-Shop stores to its Marketplace format. The Marketplace stores are larger, averaging approximately 65,000 square feet, and meet the consumer's basic grocery needs while offering an expanded product line, with emphasis on high quality perishable departments and a variety of full service, consumer-oriented departments. The Company expects to open one more Marketplace store in fiscal 1997.

     Through the Association of Stop-N-Shop Supermarkets, a northeast Ohio advertising cooperative which includes all Company-operated retail stores, as well as other independently-operated retail customers serviced by the Company, the Company offers its customers the Preferred Shoppers Club. Participating shoppers receive a Preferred Shoppers Club card which entitles them to extra discounts below normal sales prices and other incentives. This program was the first of its kind in northeast Ohio and allows the Company to offer its customers greater value and will ultimately enhance the Company's ability to meet customer purchasing requirements and preferences. The success of this program has increased sales in Company-operated retail stores and other independently-operated retail customers serviced by the Company and proven a valuable merchandising tool to combat competitive pressures from both traditional and non-traditional grocery retailers. The Company's primary competitor introduced a frequent shoppers card in March 1996. The introduction of the competitor's card lessened the effect of the Company's Preferred Shoppers card somewhat but has not had a significant negative impact on sales in Company-operated retail stores.

     The Company expects its trend of same store sales increases to continue at levels realized during the fourth quarter of fiscal 1996 and the first twenty-eight weeks of fiscal 1997. The Company expects to continue its plans to remodel core stores by focusing on its Marketplace store format where demographics so dictate or its traditional Neighborhood store format and continue to aggressively merchandise through its Preferred Shoppers Club to augment existing store sales.

     Net sales to independently-operated retail customers through Company distribution facilities increased 10.46% in the second quarter of fiscal 1997 and 11.26% year-to-date. Sales to independently-operated retail customers have benefited from strategic initiatives targeting the expansion of the Company's primary wholesale distribution territory and expansion of the Company's product lines. Sales to independently-operated retail customers increased principally because of expanded product offerings to the 102 PharMor and 163 Hills stores serviced by the Company which are primarily located in the eastern third of the United States.

     As a percentage of net sales, year-to-date gross profit decreased from 19.67% in fiscal 1996 to 19.49% in fiscal 1997.
This decline in the gross profit as a percentage of net sales is principally a function of shifting sales mix between years. Sales to independently-operated retail customers carry a lower gross profit percentage than sales in Company-operated retail stores.
As such, a shift in the mix of these sales impacts overall gross profit percentages. Sales generated in Company-operated retail stores as a percentage of total Company sales decreased from 51.4% in the first twenty-eight weeks of fiscal 1996 to 49.6% in the first twenty-eight weeks of fiscal 1997. This decline mirrors the shift in the gross profit percentage.

     In the second quarter, gross profit as a percentage of net sales increased from 19.50% in fiscal 1996 to 19.60% in fiscal 1997. This was despite a similar shift in sales mix as sales in Company-operated retail stores declined as a percentage of total Company sales from 51.5% in fiscal 1996 to 49.8% in fiscal 1997. In the second quarter of fiscal 1997, the shift in sales mix was more than offset by increases in the gross profit percentage achieved in Company-operated retail stores. The gross profit percentage achieved in the second quarter of fiscal 1996 was negatively impacted by the closing of the Company's in-store pharmacies and higher than normal discounting of health and beauty care and general merchandise inventory in Company-operated retail stores. During the second quarter of fiscal 1997, the Company did not incur any substantial write-downs or discounting of retail inventories.

     In general, the Company has been able to maintain gross profit percentages on sales to independently-operated retail customers and in Company-operated retail stores through improved procurement systems, merchandising and effective inventory management.

     Selling, general and administrative (SG&A) expense also decreased as a percentage of net sales from 17.30% in the first twenty-eight weeks of fiscal 1996 to 16.89% in fiscal 1997. The major reasons for this decline are the shift in mix of business toward sales to independently-operated retail customers, productivity gains and better expense leverage. In the second quarter of fiscal 1997, SG&A expense as a percentage of net sales rose from 16.48% in fiscal 1996 to 16.70% in fiscal 1997. The timing of expense recognition related to the Company's annual incentive compensation program more than offset the aforementioned benefits to SG&A expense.

     Consistent with prior years, the Company has provided expense under its annual incentive compensation program in the quarter in which the incentive compensation was earned. During the second quarter of fiscal 1997, the Company provided its remaining annual incentive compensation expense for fiscal 1997. In fiscal 1996, 100% of this expense was recognized during the first quarter. The difference in annual incentive compensation expense during the second quarter was approximately $1.6 million between years. Year-to-date, the Company has provided substantially the same amount of annual incentive compensation expense in both years.

     The SG&A shift also reflects the above mentioned change in the sales mix between years. Sales in Company-operated retail stores require higher SG&A costs than sales to independently-operated retail customers. Accordingly, the SG&A percentage decreases with a change in mix. The Company has also been able to improve productivity through the implementation of Total Quality Management initiatives and improve the leverage of certain fixed SG&A expenses over higher sales volume.

     Interest expense declined $.6 million in the second quarter of fiscal 1997 and $1.3 million year-to-date. These decreases are a function of overall lower borrowing levels and lower effective interest rates under the Company's bank credit facilities. Lower borrowing levels were the result of programs to reduce the investment in distribution inventories by increasing inventory turns and the Company's increased cash flow from operations. The effective interest rate recognized under the Company's bank credit facilities was 7.26% and 8.44% in the second quarters of fiscal 1997 and 1996, respectively. Year-to-date, the effective interest rate recognized under the Company's bank credit facilities was 7.38% in fiscal 1997 and 8.57% in fiscal 1996. The decrease in these rates was the result of negotiated interest rate reductions and the Company's utilization of LIBOR pricing.

     The Company provided for income taxes at an effective tax rate of 40.0% in fiscal 1997 compared to 41.0% in fiscal 1996. Taxes were provided at the various statutory rates to which the Company is subject and there were no significant differences between financial reporting and taxable income. The primary reason for the decrease in the Company's effective tax rate is a lower state and local tax provision reflecting the Company's present filing status. The Company provides for the franchise tax portion of its state income tax provision as an operating expense.

CAPITAL RESOURCES AND LIQUIDITY

     At the end of the second quarter of 1997, debt levels increased as a result of increased capital expenditures and higher working capital requirements associated with the Company's distribution facilities.

     Operating activities generated $23.0 million of cash in fiscal 1997 compared to $33.0 million in fiscal 1996. In adjusting net income to net cash provided by operating activities for fiscal 1997, the major changes in assets and liabilities include decreases of accounts and notes receivable of $4.4 million (decrease of $7.1 million in fiscal 1996) and accounts payable of $.7 million (increase of $3.5 million in fiscal 1996) and increases in inventories of $1.3 million (decrease of $5.8 million in fiscal
1996), prepaid expenses of $.7 million (increase of $1.4 million in fiscal 1996) and accrued expenses and other liabilities of $.6 million (increase of $.4 million in fiscal 1996).

     The decrease in accounts and notes receivable and the increase in prepaid and accrued expenses during the second quarter of fiscal 1997 are normal seasonal fluctuations. During the second quarter of fiscal 1997, the Company increased seasonal inventory levels and turn inventory levels to meet anticipated sales requirements. Historically, the Company has reduced inventory levels following the holiday season. However, increased sales to independently-operated retail customers and the impact of construction underway in the Company's primary distribution facility caused an increase in inventory levels at the end of the second quarter of fiscal 1997. Trade accounts payable, as a percentage of FIFO inventories, decreased from 74.6% at the end of fiscal 1996 to 71.5% at the end of the second quarter of fiscal 1997.

     As a result of the foregoing, working capital decreased to $13.4 million from $15.0 million at the end of fiscal 1996. At the same time, the Company's current ratio decreased from 1.13:1 at the end of fiscal 1996 to 1.12:1 at the end of the second quarter of fiscal 1997. Increased working capital requirements, principally inventory, were offset by a reduction in the current portion of long-term liabilities, primarily debt associated with the amending of the Company's bank credit facilities. Increased borrowings under the Company's bank credit facilities offset by net income left the Company's long-term liabilities to equity ratio virtually unchanged at .56:1 at the end of both fiscal 1996 and the second quarter of fiscal 1997. The Company's ratio of total liabilities to equity decreased to 1.75:1 at the end of the second quarter of fiscal 1997 from 1.92:1 at the end of fiscal 1996.

     The Company utilized $24.2 million of cash flow for capital expenditures. This amount is approximately $7.5 million higher than last year's level and reflects the Company's investment of $18.5 million ($8.7 million last year) in two new retail locations and other retail remodeling projects, $3.3 million ($7.1 million last year) for distribution facilities and equipment and $2.4 million ($1.0 million last year) on data processing systems upgrades. Fiscal 1996 capital expenditures for distribution facilities included the acquisition of the Company's Aurora Road and Cash-N-Carry distribution facilities which had previously been leased. The Aurora Road facility was subsequently sold prior to the end of fiscal 1996.

     The Company anticipates that the level of capital expenditures for fiscal 1997 will be higher than the previous three fiscal years principally because of the acceleration of the Company's remodeling programs and the expansion of its distribution facilities. After fiscal 1997, capital expenditure levels are expected to be maintained in the $30-$35 million range over the next three fiscal years until the Company has completed the remodeling or expansion of its core stores. The Company believes that cash flow from operations and the unused portion of its bank credit facilities will adequately fund planned capital expenditures of approximately $45 million in fiscal 1997, normal ongoing business activities and scheduled debt repayments.

IMPACT OF INFLATION

     Inflation increases the Company's major costs, inventory and labor. Because of the high velocity of inventory turnover in the food distribution industry and the Company's use of the LIFO valuation method for a majority of its inventory, the impact of inflation is normally reflected very quickly in the results of operations. The food distribution industry has experienced little or no food inflation over the last three years. Experience indicates that highly competitive market conditions may prevent the Company from fully recovering inflation-driven costs through retail pricing alone. The Company's provision for LIFO inventories was the same in both years: $462,000 for the second quarter and $1,078,000 year-to-date.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (the Reform
Act)

     Certain information included in this report and other Company filings under the Securities Act of 1933 and the Securities and Exchange Act of 1934, as well as other information which may be provided by the Company including written and oral statements made by its representatives, may contain forward-looking statements as defined in the Reform Act. All statements, other than those containing historical facts, which include words or phrases such as "will likely result", "are expected to be", "will continue", "is anticipated", "estimate", "project", "believe" or words of similar import are intended to identify forward-looking statements within the meaning of the Reform Act. In reviewing such information it should be noted that actual results may differ materially from those projected or suggested in such forward-looking statements. Forward-looking statements are conditioned upon a number of factors and were derived utilizing numerous assumptions. Many of these factors have previously been identified in other Company filings or statements made by or on behalf of the Company.

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


    (a)  Exhibits

         10.23 Form of Amendment No. 3 to Amended and Restated Credit Agreement by and among American Seaway Foods, Inc., Key Bank National Association ("KeyBank") and the Banks (executed as of January 8, 1997)

         10.24    Form of Amendment No. 4 to Amended and Restated
                  Credit Agreement by and among Rini-Rego
                  Supermarkets, Inc., KeyBank and the Banks
                  (executed as of January 8, 1997)

         10.25    Form of Amendment No. 5 to Amended and Restated
                  Guaranty Agreement by Riser Foods, Inc.
                  (executed as of January 8, 1997)

         10.26    Form of Amendment No. 1 to Amended and Restated
                  Security Agreement by and among American Seaway
                  Foods, Inc., KeyBank and the Banks (executed as of January 8, 1997)

         10.27    Form of Amendment No. 1 to Amended and Restated
                  Security Agreement by and among Rini-Rego
                  Supermarkets, Inc., KeyBank and the Banks
                  (executed as of January 8, 1997)

         10.28    Form of Amendment No. 1 to Amended and Restated
                  Security Agreement by and among Riser Foods,
                  Inc., KeyBank and the Banks (executed as of January 8, 1997)

         10.29    Form of Amendment No. 1 to Amended and Restated
                  Security Agreement by and among Fisher
                  Properties, Inc., KeyBank and the Banks
                  (executed as of January  8, 1997)


    (b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K under
         Item 5 - Other Events on February 19, 1997.

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       RINI-REGO SUPERMARKETS, INC.
                                              (Registrant)






February 24, 1997                      /s/ Charles A. Rini, Sr.
                                       By: Charles A. Rini, Sr.
                                       President and Director





February 24, 1997                      /s/ Ronald W. Ocasek
                                       By: Ronald W. Ocasek
                                       Senior Vice President,
                                       Chief Financial Officer
                                       and Treasurer